Form 10-K
period 2020-12-31
AZIYO BIOLOGICS, INC.
filed 2021-03-15
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from                to

Commission File Number: 001-39577

Aziyo Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4790334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12510 Prosperity Drive, Suite 370
Silver Spring, MD 20904
(Address of principal executive offices and Zip Code)

(240) 247-1170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AZYO	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No    ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 12, 2021, there were 7,091,982 shares of the registrant’s Class A common stock and 3,134,162 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our results of operations, financial position, projected growth in total net sales, seasonality, business strategy, policies and approach, including, without limitation, expectations regarding our products and their targeted effects, plans for our sales and marketing growth and anticipated expansion of our product development and clinical and research activities, expectations regarding competition, our competitive advantages, regulations that impact our business, and overall clinical and commercial success, expectations regarding the forgiveness of all or a portion of our loan pursuant to the CARES Act and the potential impact of COVID-19 pandemic on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “believe,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. These risks and uncertainties include, but are not limited to:

•	our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;
•	our dependence on our commercial partners and independent sales agents to generate a substantial portion of our net sales;
•	our failure to maintain our relationships with our existing contract manufacturing customers and enter into agreements with new contract manufacturing customers, or if existing contract manufacturing customers reduce purchases of our products;
•	our ability to successfully expand, manage and maintain our direct sales force;
•	our ability to achieve or sustain profitability;
•	the adverse impacts of the novel strain of coronavirus disease, COVID-19, or any other future pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
•	adverse changes in general domestic and global economic conditions and instability and disruption of credit markets, including as a result of the current COVID-19 pandemic or any other outbreak of an infectious disease;
•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

•	the continued and future acceptance of our products by the medical community;
•	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration (the “FDA”) and comparable foreign authorities for our products and product candidates; and
•	our ability to obtain, maintain and adequately protect our intellectual property rights.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

As used in this Annual Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Aziyo” refer to the operations of Aziyo Biologics, Inc. and its consolidated subsidiaries.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Annual Report includes our trademarks, trade names and service marks, including, without limitation, “Aziyo®,” “CanGaroo®,” “ProxiCor®,” “Tyke®,” “VasCure®,” “FiberCel®,” “ViBone®,” “OsteGro®,” “SimpliDerm®” and our logo, which are our property and are protected under applicable intellectual property laws. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks may appear in this Annual Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Annual Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report under “Forward Looking Statements” and Part I, Item IA “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

Item 1.      Business.

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

Our Core Products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar-tissue formation, capsular contraction, erosion, migration, non-union of implants and implant rejection. We believe that we have developed the only biological envelope, which is covered by a number of patents, that forms a natural, systemically vascularized pocket for holding implanted electronic devices. We have a proprietary processing technology for manufacturing bone regenerative products for use in orthopedic/spinal repair that preserves a cell’s ability to regenerate bone and decelerates cell apoptosis, or programmed cell death. We have a patented cell removal technology that produces undamaged extracellular matrices for use in soft tissue reconstruction. In pre-clinical and clinical studies, our products have supported and, in some cases, accelerated tissue healing, and thereby improved patient outcomes. Our Core and Non-Core product portfolio is highlighted in the table below.

Our growth strategy is focused on increasing penetration in our target markets. We believe we can expand our commercial penetration in these markets and thereby grow our business by increasing our direct sales force and developing and launching more clinically relevant products from our pipeline and, when possible and appropriate, from acquisitions.

Our go-to-market strategy includes a hybrid of a direct sales force, commercial partners and independent sales agents. As of December 31, 2020, we had 33 direct sales representatives who focus on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. By growing our direct sales force and leveraging our existing commercial partners, we believe we can expand our customer base and further strengthen our existing customer relationships and increase penetration in our target markets.

We have a well-established and scalable manufacturing platform, consisting of two facilities that are supported by our corporate headquarters. Our Silver Spring, Maryland location is our headquarters and functions as a research and development and corporate support center. Our Roswell, Georgia location is our processing, production and distribution facility for all our implantable electronic device/cardiovascular products. Our Richmond, California location is our human tissue products facility. We believe we have sufficient operating capacity at both our Roswell and Richmond facilities to support future growth.

Net sales from our Core Products grew from $30.9 million for the year ended December 31, 2019 to $36.2 million for the year ended December 31, 2020, representing an annual growth rate of 17%. Our total net sales decreased from $42.9 million for the year ended December 31, 2019 to $42.7 million for the year ended December 31, 2020, representing an annual decline of 0.5%. Our gross margins improved from 46% in the year ended December 31, 2019 to 48% in the year ended December 31, 2020. Our gross margins, excluding intangible asset amortization, improved from 54% in the year ended December 31, 2019 to 56% in the year ended December 31, 2020. We incurred a net loss of $11.9 million for the year ended December 31, 2019 and $21.8 million for the year ended December 31, 2020.

Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See “Non-GAAP Financial Measures” under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure.

Our Competitive Strengths

Our mission is to provide advanced regenerative care products that improve the outcomes in patients primarily undergoing implantable device-related surgery. To accomplish this mission, we intend to establish our Core Products as the standard of care for treating patients undergoing such procedures. We believe our key competitive strengths position us well to execute on our growth strategy. Our key competitive strengths are:

Well-positioned in Large, Attractive and Growing Markets. We believe that the implantable electronic devices/cardiovascular, the orthopedic/spinal repair and the soft tissue reconstruction markets, which represented a combined $3 billion market opportunity in the United States in 2020, will continue to experience accelerated growth, given advancements in implantable medical device technologies to treat more medical conditions and shifting global demographics that include an aging population; a greater incidence of comorbidities, such as diabetes, obesity and cardiovascular and peripheral vascular diseases; and increasing numbers of mastectomies and lumpectomies. We believe there is growing adoption of regenerative medicine products by the medical community as physicians become aware of the benefits of natural products, including reduced inflammation, scar-tissue formation and foreign body response, as compared to using traditional products made from synthetic materials.

Regenerative Medicine Technology Focus. Our scientific expertise and know-how in regenerative medicine technology has allowed us to develop our proprietary platforms to create differentiated biomaterials, including our Core Products: CanGaroo, ProxiCor, Tyke, VasCure, FiberCel, ViBone, OsteGro V and SimpliDerm. These types of products, which are designed to more closely resemble natural products than similar traditionally processed products, have enabled us to advance the science of regenerative medicine as well as to process tissue and produce products at commercial scale.

Broad Portfolio of Core Products to Address the Needs of Physicians, Patients and Providers. Physicians use our broad portfolio of regenerative medicine products to meet the needs of individual patients. The breadth of our current portfolio, which includes products used in implantable electronic devices/cardiovascular, orthopedic/spinal repair and soft tissue reconstructive procedures, gives us the flexibility to target a broad set of procedures, each with a full suite of products to accommodate both the clinical and economic factors that may affect purchasing decisions. Our experienced contracting and direct sales force teams are highly trained to assist clinicians in effectively using the full complement of our products.

Large and Growing Body of Clinical Data and FDA Cleared Products. We have significant regulatory experience in obtaining FDA clearance for regenerative medicine products requiring 510(k) clearance and in navigating the comprehensive regulatory framework that applies to human cells, tissues and cellular and tissue-based products, or HCT/Ps. We have and continue to develop a body of pre-clinical, clinical and patient outcomes data, including third-party publications that reviewed the technical and clinical attributes of our products. We believe that our extensive in vivo and clinical data give us a competitive advantage.

Relationships with Care Providers. Our medical and commercial teams have established extensive customer relationships in the healthcare industry. We have developed excellent relationships with physicians, nurses and hospital administrators. We believe we are well-positioned to leverage these relationships to increase our penetration in our target markets.

Commercial Relationships with Major Medical Device Companies. We have commercial agreements with major medical device companies, including Boston Scientific, Biotronik, Medtronic, Surgalign Holdings and others, which we collectively refer to as our commercial partners, to promote or commercialize some of our products. Our commercial partners use their own network of more than 2,000 sales representatives, clinical specialists and independent sales agents, including approximately 1,400 of which are focused on our CanGaroo product and more than 800 of which are focused on our FiberCel, ViBone and OsteGro V products. We leverage this additional presence in targeted markets to significantly increase our opportunity to cost-effectively penetrate these large markets.

Established and Scalable Manufacturing and Commercial Infrastructure. We have well-established relationships to obtain the human and animal tissues, which we need to manufacture our products, in the quantity needed and in a manner that preserves their integrity. We have sufficient capacity to increase the scale of our manufacturing, and the required quality control and regulatory capabilities to ensure that our products meet established specifications. We have developed rigorous medical, clinical, manufacturing, distribution and logistics capabilities designed to comply with FDA requirements. We pair our operational capabilities with a strong commercial team of sales, marketing and contracting professionals. Our established regulatory, operational and commercial infrastructure provides a firm foundation for growth as we continue to scale our business.

Executive Management Team with Extensive Experience in Regenerative Medicine. Our executive management team has extensive experience in the regenerative medicine and medical device industries. This experience allows us to operate with a deep understanding of the underlying trends in regenerative medicine and the intertwined scientific, clinical, regulatory, commercial and manufacturing functions that drive success in this industry. We believe our team has the necessary experience to lead us through our continued commercial expansion and the development and launch of our pipeline products.

Our Growth Strategy

The key elements of our growth strategy are:

Increase Penetration in Our Target Markets. We believe that the potential for growth in regenerative medicine in our target market segments presents a long-term opportunity to increase the use of our products. We plan to continue our growth and accelerate our penetration into our target markets by increasing the size of our direct sales force and by leveraging our relationships with our commercial partners that have well-established and significant cardiac rhythm and orthopedic/spinal sales infrastructure and experience in our target markets. We believe the breadth and flexibility of our current portfolio of products provides us with the capability to address a wider variety of implantable device procedures and soft tissue reconstructions, all of which should offer significant new growth opportunities.

Additional Growth through Selective Acquisitions. We have demonstrated our ability to identify acquisition opportunities and integrate assets that complement our strategy and generate revenue and incremental gross profits. We were created in 2015 through the spin-out of the musculoskeletal division of Tissue Banks International (“TBI”) now KeraLink International (“KeraLink”), which provided us with tissue processing capabilities. We created additional value from this transaction by hiring scientific expertise to enhance these assets and develop a next generation of products. We then formed strategic partnerships to sell these products and improve our financial performance. Similarly, in 2017, we acquired biomaterial medical device assets, centered around the product we now sell as CanGaroo, from CorMatrix Cardiovascular. We followed the model that we had developed with the TBI asset acquisition. We brought in experienced leadership and expanded our clinical and commercial teams, which provided us with the opportunity to form new partnerships and commercialize CanGaroo. As a result, we again accelerated the growth of our revenue stream. We will continue to evaluate possible acquisitions that complement our existing portfolio and leverage our established commercial and manufacturing infrastructure.

Robust Pipeline of Innovative Core Products from Our Proven Research and Development Capabilities. We have brought to market four commercial Core Products in the past three years. In addition to our current core commercial products, we have a pipeline of products being developed for the implantable electronic devices/cardiovascular market, the orthopedic/spinal repair market and the soft tissue reconstruction market that we expect to launch in the future. We will continue to conduct pre-clinical studies and clinical trials, gather patient data and perform other research to support the further adoption of our products in the marketplace.

Continuing to Expand the Reach of Our Direct Sales Force. As of December 31, 2020, we had 33 direct sales representatives who focus on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provides the critical knowledge of the advantages that our biological products provide for patients over those of our competitors. We plan to grow our sales organization in order to expand our network of hospital and physician customers, drive deeper penetration in current accounts and provide additional technical assistance to our commercial partners. We believe there is a significant opportunity to grow our business through this continued expansion of our commercial footprint.

Our Core Products/Solutions

Our portfolio of regenerative medicine Core Products has been developed to address the following specific markets:

Implantable Electronic Devices/Cardiovascular Market

Market Opportunity

In 2019, we estimate, based on industry sources and other third-party estimates, that there were more than 600,000 procedures in the United States to install or replace implantable electronic devices, such as pacemakers, pulse generators and defibrillators, as well as spinal cord neuromodulators and vagus nerve, deep brain and sacral nerve stimulators, which represents an estimated $600 million opportunity.

Limitations of Existing Solutions

Implantable electronic devices are now the standard of care for patients suffering from cardiac arrhythmias and heart failure. Such devices are implanted in soft tissue, which is not heavily vascularized, and its implantation may trigger a biologic response that results in inflammation and fibrosis, leading to the device and its wire leads being encased in dense or calcified fibrous material.

In 2015, a group of third-party researchers published a systematic review and meta-analysis of 60 published reports, consisting of 21 prospective, nine case-control and 30 retrospective cohort studies published between 1981 and 2013, each of which examined the rate of infection associated with the implantation of electronic devices. The average rate of infection was between 1.0 and 1.3% and the reported rates of infection ranged from 0.3 to 16.4%. In 2019, a different group of third-party researchers published the results of a global, prospective randomized clinical trial focused on infection complications of implantable electronic cardiovascular devices which identified a 1.2% mean infection rate during 12-month follow-up in the control arm (3,488 patients), and this was later reported by other third-party researchers in 2020 to rise to 1.9% at the 36 months follow-up. However, infection is not the only significant complication associated with implantation. Data from third-party studies published in 2011 and 2016 indicated that migration occurred in 0.5 to 10.9% of such procedures, and data from third-party studies published in 2001 and 2007 indicated that erosion of the device through the skin occurred in 0.2 to 5.0% of such procedures. Thus, migration and erosion have been shown to be similarly frequent and can both result in infection or require replacement of the device. Other complications include those associated with Twiddler’s syndrome, which is a malfunction of a pacemaker due to manipulation of the device by the patient, and discomfort at the implant site. In addition, capsular contracture can occur when scar tissue, or a capsule, around the device tightens and squeezes the implant. Capsular contraction may be more common following infection, collection of blood, or hematoma, and collection of the watery portion of blood, or seroma.

As patients with implants live longer, device reoperations are ever more common, including those to replace or upgrade the device, or to replace or revise the wire leads. The dense, under-vascularized capsule surrounding a device and its wire leads makes replacement or revision more difficult, increases the time needed for the extraction and replacement procedure and progressively increases the risk of infection. An increasing proportion of these cardiovascular electronic devices, that is, cardioverter/defibrillators, are now larger, heavier and more complex and have a greater frequency of complications associated with them than the smaller, less heavy and less complex devices. For neurostimulator devices, the common location of these devices, which is in the soft tissue of the abdomen or back, increases the risk of migration and erosion and that of patient discomfort when sleeping or sitting.

In 1972, Dr. Victor Parsonnet reported that enclosing pulse generators in a polyester pouch prevented migration and extrusion of the implanted device through the skin. BARD Vascular Systems manufactured the Parsonnet pouch, which was used in patients with little subcutaneous tissue. In 2008, TyRx Pharma introduced AIGSRX, a synthetic, permanent mesh envelope, which was intended to securely hold either a pacemaker pulse generator or defibrillator and provide a safe space for these implants to be acclimated by the body. To prevent infections associated with the implantation procedure, the non-resorbable mesh was coated with a bioabsorbable material, which dissolved over a period of seven to ten days, during which time the antibiotics rifampicin and minocycline were released. In 2013, TyRx replaced the original product with AIGISRXR, a comparable product with the same two intended uses, but totally bioresorbable. In 2014, Medtronic acquired TyRx and now sells this totally bioresorbable synthetic product under the name TYRX.

TYRX is a relatively stiff synthetic mesh with rough edges, which may require the surgeon to make a larger incision than is needed only to implant the electronic device. The larger incision can lead to longer surgery times and complications at the time of replacement or upgrade of the implantable device. Third-party studies have shown that the synthetic TYRX mesh is broken down and reabsorbed within approximately nine weeks. According to published literature, synthetic mesh, unlike biological mesh, is not associated with the biological signaling needed to mitigate the anticipated and well-documented foreign body response that results in the production of scar tissue to form a capsule surrounding an implantable device. TYRX’s primary benefit is to dispense antibiotics to reduce the rate of infection associated with device implantation.

Our Solution

CanGaroo was designed to mitigate complications deriving from implantable electronic devices and the shortcomings of synthetic envelopes. We believe that CanGaroo is the only biological product that forms a natural, systemically vascularized pocket that conforms to and securely holds implantable electronic devices. CanGaroo is cleared for use with pacemaker pulse generators, defibrillators and other cardiac implantable electronic devices as well as vagus nerve stimulators, spinal cord neuromodulators, deep brain stimulators and sacral nerve stimulators.

The CanGaroo Envelope is constructed from perforated, multi-laminate sheets of decellularized, non-crosslinked, lyophilized SIS ECM, derived from porcine small intestinal submucosa, a natural biomaterial, which is rich in natural growth factors, structural proteins and collagens. The ECM is sewn into the shape of a pouch, into which the device is placed. We sell the biological envelope in a variety of sizes, which allows it to accommodate various sized electronic devices, and it has a shelf life of 30 months.

CanGaroo is soft and pliable and is designed to conform to the implantable device for easy handling and implantation. The SIS ECM is designed to mitigate the biologic foreign body response that normally occurs around the electronic device. CanGaroo is remodeled into a surrounding layer of vital, vascularized tissue, potentially reducing the risk of capsular formation, migration and erosion of the implantable device through the skin, and complications associated with Twiddler’s syndrome. CanGaroo may also facilitate the process of implantation and of device removal during its replacement, as well as enhance patient comfort.

Development Pipeline

We are currently developing a version of CanGaroo that combines the envelope with antibiotics and is designed to reduce the risk of infection following surgical implantation of an electronic device. As a first step, we recently completed a feasibility study that demonstrated the targeted release of antibiotics for CanGaroo. Based on feedback from the FDA, we believe that this product candidate will require clearance of a 510(k) submission to be marketed in the United States. In February 2021, we completed the product design for the CanGaroo with antibiotics.

Commercial Approach

We sell CanGaroo in the United States using our direct sales force and our commercial partners, Boston Scientific and Biotronik, which act as sales agents and give us access to approximately 1,400 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Our primary customers are electrophysiologists, cardiac surgeons and neurosurgeons. Our direct sales force is focused on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provides the critical knowledge of the advantages that CanGaroo provides for patients over those of our competitors. We ship the product directly to hospitals.

Additional Cardiovascular Products

Through our direct sales force and independent sales agents, we also sell additional cardiovascular products derived from our specialized SIS ECM, all of which received 510(k) regulatory clearance as medical devices:

•	ProxiCor is cleared for use as an intracardiac patch or pledget for tissue repair, i.e., atrial septal defect, ventricular septal defect and suture-line buttressing, as well as for the repair and reconstruction of the pericardium. ProxiCor enables cardiac and congenital heart surgeons to reestablish the essential native anatomical structures of the heart and pericardium by providing a natural bio-scaffold that allows the patient’s own cells to form a new pericardial layer. Typically, the absence of a pericardial barrier often leads to scarring and the formation of adhesions between the heart and sternum, impairing normal heart function. We believe that the use of ProxiCor for pericardial repair potentially avoids adverse events associated with the use of synthetic materials or highly processed biological materials, which can trigger an immune response, resulting in fibrotic or calcified scarring at the implant site.
•	Tyke was developed based on a request by pediatric cardiovascular surgeons to deliver an ECM material that maintained the biomechanical properties found in our existing products, but was thinner, more pliable and better suited for intracardiac and branch pulmonary artery use in neonates and infants. Tyke is cleared for use in neonates and infants for the repair of pericardial structures; as an epicardial covering for damaged or repaired cardiac structures; and as a patch material for intracardiac defects, septal defect and annulus repair, suture-line buttressing and cardiac repair. We believe that Tyke is the only extra cellular material that has been specifically cleared for use in neonates and infants to repair pericardial structures.
•	VasCure is cleared for use, and is used by, cardiovascular, vascular and general surgeons as, a patch material to repair or reconstruct the peripheral vasculature, including the carotid, renal, iliac, femoral and tibial blood vessels, by modeling into site-specific tissue and conforming to repair defects easily. VasCure is also cleared and is used for the closure of vessels, as a pledget, or for suture line buttressing when repairing vessels. It is designed to prevent and stop bleeding, resulting in minimal bleeding at suture lines. Unlike synthetic or cross-linked materials, VasCure approximates normal tissue and, we believe, is, therefore, less likely to provoke an immune response.

Orthopedic/Spinal Repair Market

Market Opportunity

According to industry sources, in the United States in 2019, there were an estimated 1.5 million surgical procedures for orthopedic and spinal repair, which, excluding the cost for spinal and orthopedic hardware, used bone repair products valued at more than $2 billion. The number of such surgeries has increased over the last several years, driven, in part, by a higher incidence of comorbidities and chronic inflammatory and degenerative conditions, including osteoarthritis.

Spinal fusion, the leading application for bone fusion surgeries in the United States, involves the use of grafting material to cause two vertebrae to grow together into one. In the United States in 2019, medical facilities performed 695,000 spinal fusion surgeries, of which approximately 400,000 were lumbar operations. Lower extremity applications, including ankle arthrodesis, or surgical immobilization of a joint by fusion of the adjacent bones, now represent a bone fusion market of approximately 165,000 fusions. With improving fixation methods, success rates have improved across these applications.

Limitations of Existing Solutions

Although success rates for orthopedic and spinal fusion have improved, inadequate bone healing remains one of the leading causes of failure for any fusion procedure. Fusion is especially challenging in patients who have underlying healing deficiencies because of such comorbidities as diabetes and obesity.

The addition of a bone material to sites of fixation for repair of defects or for creating fusion acts synergistically with hardware devices to enhance and accelerate the achievement of boney union. Autologous bone, which is harvested from the patient, is considered the gold standard for bone fusions. However, obtaining sufficient autologous material may not always be possible, may not yield good quality material, may cause donor site morbidity and pain and has an additional cost associated with its harvest.

Bone morphogenetic protein-2 (“BMP-2”) is currently the only FDA-approved osteoinductive growth factor for use as a bone graft substitute. However, with increasing clinical use of BMP-2, a growing and well-documented side effect profile has emerged. This profile includes postoperative inflammation and associated adverse effects, bone formation in unusual locations, bone resorption and inappropriate formation of fat cells.

Human graft products, sourced from a different individual than the patient receiving the tissue, are called allografts. These allograft products are typically processed using techniques that damage the extracellular matrix and induce cellular apoptosis, which results in premature cellular death. This cellular death results in less cells, prevents osteogenic differentiation and impedes the activity of osteoblasts, cells which form new bone. Synthetic materials and damaged allogenic bone lack or have diminished osteogenic properties.

Our Solution

Our bone regenerative products are processed by a proprietary method designed to protect and preserve the native bone cells (osteogenic) needed for bone formation and to decelerate cell apoptosis. Our products, besides being osteogenic, are also osteoinductive (ability to recruit cells and to signal the need for bone formation) and osteoconductive (three-dimensional scaffold appropriate for bone formation). These products, which have handling properties that support their placement by the surgeon and their integration with the patient’s bone, are intended for use in patients mainly receiving orthopedic and spinal implants to enhance the bone repair process and include FiberCel, ViBone and OsteGro V, all of which are viable, cellular bone matrices.

FiberCel is a fiber-based bone repair product made from human tissue and engineered to be like natural tissue. It is marketed for use in orthopedic or reconstructive bone grafting procedures in combination with autologous bone or other forms of allograft bone or alone as a bone graft. FiberCel provides handling properties that are critical for use as a bone void filler in various orthopedic and spinal procedures. FiberCel contains cancellous bone particles with preserved living cells and demineralized cortical bone fibers to facilitate bone repair and healing.

ViBone is a particle-based bone repair product designed to perform and handle in a manner similar to an autograft and is marketed for use as allograft bone. ViBone contains cancellous and demineralized cortical bone particles.

OsteGro V, our newest product, leverages our proprietary process designed to protect and preserve native bone cells. OsteGro V is marketed for use for the repair, replacement or reconstruction of bone defects and contains cancellous bone particles as well as demineralized cortical bone particles and fibers designed to enhance product handling.

Development Pipeline

We are currently developing new bone fusion and repair products that offer features that we believe are either an improvement to currently available technologies or offer new features or enhancements, such as improved delivery or handling properties. These products are currently in development, and we expect these products to be regulated by the FDA as HCT/Ps.

Commercial Approach

Our commercial approach to the orthopedic/spinal repair market has been to leverage commercial partners with existing sales and marketing infrastructure in these areas, while we focus on research and development and the manufacturing of products. We currently have agreements in place with Medtronic, which acts as our commercial partner for FiberCel, and Surgalign Holdings, which acts as our commercial partner for ViBone and ViBone Moldable. Under the terms of those agreements, Medtronic and Surgalign Holdings purchase products from us at specified prices and resell such products in the United States to the primary customers, which are hospitals and other healthcare facilities. We fulfill all orders from Medtronic and Surgalign Holdings by shipping these products directly to these hospitals and other healthcare facilities. We have several sales agreements with other commercial partners for OsteGro V, serving the orthopedic, spinal and dental markets.

Soft Tissue Reconstruction Market

Market Opportunity

According to certain third-party estimates, there were more than 100,000 procedures in the United States in 2019 using biologic matrices for plastic and reconstructive surgery, which constituted an approximately $500 million market. Such surgery is performed to treat structures of the human body that are affected aesthetically or functionally due to defects, abnormalities, trauma, infection, burns, tumors or disease. Plastic and reconstructive surgery is generally performed to improve function and ability, but it may also be performed to achieve a more natural appearance of the affected anatomical structure. Clinical practice of plastic and reconstructive surgery includes excision of tumors of the skin, vasculature, chest, oral and oropharyngeal cavities and extremities and reconstructions of the same; debridement, skin grafting and skin flaps for burn reconstructions; trauma surgery for the hands, upper and lower limbs and facial region; congenital or acquired malformations related to the hands, face, skull and jaw; surgical removal of vascular abnormalities; a range of aesthetic surgeries; and reconstructions of the breast, which is one of the most common applications of biologic matrices.

Limitations of Existing Solutions

Autologous tissue repair procedures are options for stabilizing soft tissue defects in various applications. However, these methods have limitations. The procedure may not be surgically feasible or the patient may decline its use. In addition, autologous tissue reconstruction may cause complications, such as infection, extended recovery and healing time, loss of sensation or weakness at the donor site and prolonged time under anesthesia during surgery.

Synthetic products provide a substitute when autologous reconstruction is not feasible or desired. Yet, they too have their limitations. Implantation of products not recognized by the body as “self” may trigger a foreign body reaction. The result of this signaling cascade is encapsulation of the foreign body in fibrotic tissue, which may impede tissue healing and cause pain or other complications. Other major issues are damage to the surrounding soft tissue, altering of the mechanical properties or appearance of the original tissue and increased risk of infection. Active infections are also typically a contraindication to using a synthetic graft.

HADM products offer an “off the shelf” biologic choice for reconstructive procedures, but they have their own limitations. The use of harsh chemicals to remove the cells can damage the extracellular matrix. The products can lack uniformity as determined by pliability in each direction, elasticity and non-uniform thickness. Such issues can affect how rapidly and the extent to which the implant is integrated, as well as the resulting tissue strength. In addition, there is a limited availability in larger sizes for some of these products.

Our Solution

SimpliDerm was designed to offer improved biocompatibility and better functioning in the patient. It is marketed for use for the repair or replacement of damaged or insufficient integumental tissue or for the repair, reinforcement or supplemental support of soft tissue defects or any other homologous use of human integument. SimpliDerm is a pre-hydrated, HADM manufactured with our patented cell removal technology, a process that maintains the biological and structural integrity of the tissue’s extracellular matrix components and is designed to allow for rapid integration, cellular repopulation and revascularization at the surgical site. Its structurally intact extracellular matrix is designed to closely resemble that which occurs naturally.

Development Pipeline

One of the most common applications of biologic matrices in plastic and reconstructive surgery is breast reconstruction surgery during or after mastectomy. Mastectomy is a method of tumor removal for breast cancer in which all breast tissue, including the cancerous cells, is surgically removed. In the United States in 2019, there were more than 100,000 post-mastectomy breast reconstructions, of which approximately 68% were bilateral operations, that is, both breasts were reconstructed. Breast reconstruction surgery is a surgical procedure generally used to restore a breast to near normal shape and appearance, following a mastectomy, and can be performed using either a prosthetic breast implant, referred to as implant-based reconstruction, or the patient’s own tissue, referred to as autologous reconstruction. Additional reconstructive surgeries may be required following the initial breast reconstruction, including breast lift, also known as mastopexy, or breast revision surgery, in which the surgeon adjusts the position and shape of the breast.

In 2019, plastic surgeons used HADMs in approximately 66,000 women (approximately 109,000 breasts). The use of these materials is well-characterized in the clinical literature and recommended by recent U.S. and European consensus guidelines for certain surgical techniques. However, as of March 12, 2021, no biologic matrix or any other soft tissue reinforcement material, including our product, had been approved or cleared by the FDA specifically for use in breast reconstruction surgery.

Breast implants are generally placed below the pectoral muscle, known as subpectoral positioning. This approach has limitations, such as decreased arm strength, muscle spasms, animation deformities, implant movement and pain. Changes in mastectomy techniques, including the preservation of more sub-dermal tissue on skin flaps, as well as advances in fat grafting and the availability of acellular dermal matrix (“ADM”), for augmenting the tissue pocket have all created the opportunity to place the implant above the pectoral muscle, known as prepectoral positioning, and, in doing so, address complications arising from subpectoral placement. While the use of ADM is a key enabler for these prepectoral procedures, the sizes of ADMs required for these procedures may be three to four times the magnitude used for subpectoral reconstructions, exposing the patient to greater quantities of ADM and adding proportional additional expense to the procedure. Our goal is to develop SimpliDerm for these prepectoral procedures in larger size pieces with possibly reduced production costs. In addition, we plan to engage in discussions with the FDA regarding an Investigational Device Exemption (“IDE”) clinical study protocol to study the safety and effectiveness of our SimpliDerm product, with the goal of obtaining FDA approval for use in prepectoral procedures.

Commercial Approach

SimpliDerm is sold through our direct sales force and independent sales agents to plastic and reconstructive surgeons. We ship the product directly to hospitals.

Our Non-Core Products: Contract Manufacturing

We fulfill tissue processing contracts through our contract manufacturing services at our Richmond, California facility in order to utilize as much as possible of the starting human biological material from which we produce our core orthopedic/spinal repair and soft tissue reconstruction products, leverage our existing overhead and improve our cash flow. The resulting processed materials, including particulate bone, precision milled bone, cellular bone matrix, acellular dermis and other soft tissue products, are sold to medical/surgical companies as finished products and as a subcomponent of their products. Additionally, we process amniotic membrane as finished product for select customers. We have multiple customers for most of our products and, as of December 31, 2020, more than 80% of our contracts were for a period of time of two years or more. We are seeking to increase our contract manufacturing sales with the goal that no one customer constitutes a predominant portion of our sales, that the average customer purchases numerous products and that the contracts are for multi-years. For the year ended December 31, 2020, our net sales from contract manufacturing was approximately $6.5 million, representing approximately 15% of our total net sales.

Clinical Data

We have accumulated a substantial body of clinical and pre-clinical data for our Core Products. We believe that the reported outcomes from our studies help to differentiate our Core Products in the marketplace.

Implantable Electronic Device

Pre-clinical Studies

In a pre-clinical rabbit model, the CanGaroo Envelope was more successful in providing a barrier surrounding a cardiovascular implantable electronic device (“CIED”) compared to a pacemaker canister alone. Substantial tissue ingrowth was observed in the CanGaroo Envelopes, which were observed to promote stabilization of the device when compared to implantation with only standard fixation methods, such as sutures through the CIED header or no fixation at all.

Clinical Studies

To evaluate our CanGaroo Envelope, we have conducted two post-market studies involving 1,122 patients. We are also conducting a retrospective study of approximately 400 patients, and in February 2021, commenced an additional 100-patient retrospective study.

SECURE Study

The SECURE Study was a prospective, single arm, observational, post-market study assessing patients who underwent the implantation of a CIED in a CanGaroo Envelope. The endpoints of the study were to determine: (a) the proportion of patients with CanGaroo-related adverse events and (b) the incidence of major infections observed in the pocket. A total of 1,026 patients were enrolled at 39 centers. The mean number of risk factors for CIED complications was 2.2 and the most common risk factors included congestive heart failure, obesity, device replacement/revision, diabetes and use of an oral systemic anticoagulant. There were 16 patients categorized as having had possible (n=14, 1.4%) and probable (n=2, 0.2%) CanGaroo-related events. Fourteen (1.4%) were in the former and two (0.2%) were in the latter category. The specific treatment-related adverse events included the following: one fever (0.1%); five hematomas (0.5%); one implantable cardiac device pocket erosion (0.1%); one pain (0.1%); four major pocket infections (0.4%); one superficial cellulitis (0.1%); and three superficial CIED infections (0.3%). In the total study population, twelve (1.2%) patients developed a major pocket infection. Even though migration was not an endpoint in the study, no such events were reported.

A total of 231 patients received CanGaroo Envelopes hydrated in an antibiotic solution containing gentamicin. The hydration solution was not recorded for nine patients enrolled in the study. The remaining 786 patients received a CanGaroo Envelope hydrated in saline alone or with another antibiotic. A post-hoc, subgroup analysis of the SECURE Study data prepared for the 2020 Heart Rhythm Society scientific sessions showed that after a mean follow-up time of 267 ± 180 days, the pocket infection rate was 0% in subjects with envelopes hydrated in a solution containing gentamicin (n = 73) and 0.6% in the subset of patients who received envelopes hydrated only with saline (n = 160).

We believe these results provide evidence supporting the safety of the CanGaroo Envelope when used for the implantation of CIEDs in humans.

CARE Study

The CARE Study was a retrospective, consecutive case series, post market study. Data from 96 consecutive patients, who underwent simultaneous CIED and CanGaroo Envelope implantation at a single institution, were retrospectively reviewed for the occurrence of CIED-related complications and infection over a three-month follow-up period of time. All envelopes were hydrated using sterile saline prior to implantation. The most common risk factors among enrolled patients included systemic anticoagulants, obesity, diabetes, congestive heart failure and renal insufficiency.

After a mean follow-up time of 98 ± 64 days, five patients (5.2%) developed a hematoma requiring intervention, and one patient (1.1%) developed a pocket infection. None of these events were deemed to be related to the CanGaroo Envelope.

The low rates of CanGaroo Envelope complications observed in the CARE Study support the safety of the product when used in a human CIED implantation.

CARE Plus Study

The recently initiated CARE Plus Study is an ongoing retrospective cohort study of the outcomes in patients who received a CanGaroo Envelope, Medtronic’s synthetic TYRX envelope or no envelope during their CIED implantation. Planned assessments will evaluate adverse patient outcomes and any adverse events that occurred following implantation. The study is being conducted at a single site with an estimated 400 patients to be evaluated.

HEAL Study

The HEAL Study is a retrospective cohort study of 100 CIED patients who are presenting for their latest reoperation after a previous implantation that is designed to identify and compare the characteristics of soft tissue healing surrounding cardiovascular implantable electronic device implants, including those used with a CanGaroo Envelope. We enrolled our first patient in this study in February 2021. Patients evaluated in the study will be from one of three cohorts based on whether a CanGaroo Envelope, Medtronic’s synthetic TYRX envelope or no envelope was used during the prior implantation. At reoperation, the current implant pockets of the patients will be examined and compared by a blinded histological biopsy and visually by using photographs.

Orthopedic/Spinal Repair

Pre-clinical Studies

In vitro and in vivo characterization studies were conducted to compare whether the manufacturing processes for our viable bone matrices improve certain product characteristics versus traditional viable bone matrix manufacturing processes. The characteristics evaluated addressed the three key elements for bone formation: osteogenesis, osteoconduction and osteoinduction. The assays included those for apoptosis, cell proliferation, osteogenic potential and osteoinduction, as well as for specific bone morphogenic proteins, bone formation factors, alkaline phosphatase and chemotaxis. Compared to viable bone matrices prepared with traditional processing methods, our viable bone matrices were superior in all of the characteristics examined, including less cell death. For example, ViBone exhibited 58% less apoptosis and had a 2.1-fold greater cell proliferation capability as compared to allografts processed by traditional methods. The cells from ViBone produced increased levels of the bone forming protein markers osteocalcin (20%), osteopontin (50%) and collagen type 1 (40%), when incubated in osteogenic cell culture media, compared to traditionally processed allografts, suggesting greater osteogenic potential. ViBone was tested for osteoinductive properties and was observed to have 9.1-fold higher levels of bone morphogenic protein 2 and 3.8-fold higher levels of bone morphogenic protein 7 than traditionally processed allografts. Additional growth factor testing for ViBone demonstrated higher amounts of transforming growth factor beta 1 (10.8-fold); insulin-like growth factor 1 (9.5-fold); and basic fibroblast growth factor (4.1-fold). An alkaline phosphatase (“ALP”) assay was used as an indicator to determine cellular activity after exposure to C2C12 cells, which are model cells used for evaluating differentiation to bone forming cells. The ALP activity of cells exposed to ViBone was 6.1-fold greater than traditionally processed allografts. Also, there was a 1.9-fold increase in chemotaxis, or stem cell migration, toward ViBone as compared to traditionally processed allografts, supporting ViBone’s enhanced osteoinductive properties. In order to evaluate the osteoinductivity in vivo, ViBone was implanted in athymic rats. At 28 days, new bone formation was observed.

Clinical Studies

A prospective, post-market clinical study was conducted to evaluate outcomes in patients undergoing cervical or lumbar interbody fusion surgery using ViBone. Fifty patients were enrolled in the cervical and lumbar groups and followed for 12 months post-procedure. An interim analysis was conducted on the first eight subjects who underwent cervical fusion and completed their 12-month visit. This study is ongoing and interim results showed a decrease in neck pain compared to the baseline. For the patients reviewed as of September 30, 2019, all patients displayed either fusion or probable fusion at the surgery site.

As of September 30, 2019, investigators had published the interim analysis for eight patients. Two subjects underwent a single-level procedure, and six subjects underwent multiple-level procedures, totaling 14 levels of treatment. The average reduction in neck pain at 12 months versus baseline was 46.1% for subjects who underwent a single-level procedure and 36.1% for subjects who underwent multiple-level procedures, each as measured by the Neck Disability Index and the Visual Analog Scale. The X-rays showed that 10 out of 14 levels displayed solid fusion. The other four levels showed probable fusion. There were no reports of serious device- or procedure-related adverse events.

Soft Tissue Reconstruction

Pre-clinical Studies

In vitro studies were conducted to evaluate and compare SimpliDerm to native human dermis and two other commercially available HADMs, in terms of morphological structure, composition, physical characteristics and chemical and thermal stability. Histological slides of SimpliDerm and native dermal matrix were prepared for microscopic examination, using hematoxylin and eosin (“H&E”), Verhoff-Van Gieson (“VVG”), and collagen type IV stains. Stained samples of SimpliDerm retained the collagen structure (density and orientation), elastin, blood vessels and basement membrane complex that was observed in the native dermal matrix. Transmission electron microscopy demonstrated intact collagen fibril structures in native dermis and SimpliDerm, supporting the conclusion that the decellularization process used to produce SimpliDerm did not damage the ultrastructural architecture of the collagen matrix.

Additional testing was performed that compared the properties of SimpliDerm, AlloDerm RTU and DermACELL to native Dermis. These tests included Glycosaminoglycan content, matrix protein stability and differential scanning calorimetry. The glycosaminoglycan content of SimpliDerm and Alloderm RTU was similar, with a substantial reduction in the amount of glycosaminoglycans observed in DermACELL. Matrix protein stability was evaluated by determining acid-soluble collagen content and by performing collagenase degradation on the product samples. SimpliDerm was closest to native dermal matrix in both acid-soluble collagen content and collagenase degradation. Differential scanning calorimetry was performed on the samples, and SimpliDerm and AlloDerm RTU were equivalently close to native dermis, while DermACELL showed the largest difference. The combined testing indicates that SimpliDerm had a structurally intact matrix that was closest overall to native human dermis among the HADMs evaluated.

In addition, a non-human primate study was conducted evaluating the ability of SimpliDerm and AlloDerm RTU to regenerate host tissue two weeks, four weeks and three months after implantation. Explanted samples were subjected to analysis that included histology, growth factor analysis and gene expression characterization. H&E and VVG stains and staining for macrosialin (“CD68”) were used to prepare tissue samples for microscopic observation. AlloDerm RTU samples demonstrated faster implant degradation and cell infiltration, and more inflammatory cells than SimpliDerm. Growth factor analysis of samples for tumor necrosis factor, an indicator for an inflammatory environment, was higher for AlloDerm RTU than SimpliDerm at three months. Gene expression analysis was performed for samples at all time points. Markers for evidence of an inflammatory response to the implants, including collagen synthesis, vascularization, fibrosis, myofibroblast presence and collagen crosslinking, were analyzed and compared. AlloDerm RTU was found to exhibit higher amounts of these inflammatory response markers. The histology, growth factor testing and gene expression data support the conclusion that compared to AlloDerm RTU, SimpliDerm showed less acute and chronic inflammation and less fibrosis, leading to a pro-remodeling microenvironment that promoted tissue repair and regeneration by three months post-implantation.

Clinical Studies

Currently, we are collecting clinical data in an Investigational Review Board (“IRB”) approved, retrospective, multi-center study evaluating patients who have undergone breast reconstruction post-mastectomy with SimpliDerm and patients receiving other HADMs. These data will inform us as to the design of future clinical feasibility and pivotal studies to support potential regulatory applications for a breast reconstruction indication for SimpliDerm.

Competition

We operate in highly competitive markets that are subject to rapid technological change. Success in these markets depends primarily on product efficacy, ease of product use, product price, availability of payor coverage and adequate third-party reimbursement, customer support services for technical, clinical and reimbursement support and customer preference for, and loyalty to, the products.

We believe that the demonstrated clinical efficacy of our products, the breadth of our product portfolio, our in-house customer support services, our customer relationships and our reputation offer us advantages over our competitors.

Our Core Products compete primarily with implantable electronic device envelopes and other cardiovascular repair products, other orthobiologics and human-derived acellular dermis products. The CanGaroo Envelope competes with the synthetic envelope TYRX from Medtronic. ProxiCor, Tyke and VasCure compete with bovine pericardium produced by numerous companies, including Gore’s Goretex and Terumo’s Vascutek. FiberCel, ViBone and OsteGro V compete with other viable bone matrices, such as Smith & Nephew’s Bio4, MTF’s Trinity ELITE, NuVasive’s OsteoCel, Vivex Biologics’ VIA Graft and LifeNet Health’s ViviGen. SimpliDerm competes primarily against human-derived acellular dermis matrix meshes, including AbbVie’s AlloDerm, Stryker’s DermACELL and Ethicon’s FlexHD. SimpliDerm also competes against animal-derived biological mesh products, such as AbbVie’s Strattice and Integra’s SurgiMend, as well as various synthetic mesh products.

We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

Our competitors’ products in the soft tissue repair market have been approved and available for use for multiple years. During this time, private payors have developed policies for coverage based on available data and literature. Third-party payors generally do not currently cover SimpliDerm or procedures using SimpliDerm.

We are aware of several companies that compete, or are developing technologies, in our current and future product areas. As a result, we expect competition to remain intense. Our ability to compete successfully will depend primarily on our ability to develop proprietary products that reach the market in a timely manner, are used in procedures that receive adequate payor coverage and reimbursement, are cost-effective, and are safe and effective, as well as our reputation in the market and success of our sales strategy. See Part I, Item 1A. “Risk Factors - Risks Related to Our Business - We face significant and continuing competition from other companies, some of which have longer operating histories, more established products and/or greater resources than we do, which could adversely affect our business, financial condition and results of operations.”

Sales and Marketing

We have dedicated substantial resources to establishing a multi-faceted sales and marketing organization in the United States. We sell CanGaroo in the United States using our direct sales force and our commercial partners, Boston Scientific and Biotronik, which act as sales agents, marketing CanGaroo and obtaining orders, and give us access to approximately 1,400 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Under the terms of these agreements, Boston Scientific and Biotronik receive a commission equal to a specified dollar amount per unit sold. Our additional cardiovascular products, ProxiCor, Tyke and VasCure, are sold using our direct sales force and other independent sales agents. Our commercial approach to the orthopedic/spinal repair market has been to leverage commercial partners with existing sales and marketing infrastructure in these areas, while we focus on research and development and the manufacturing of products. We currently have agreements in place with Medtronic, which acts as our commercial partner for FiberCel, and Surgalign Holdings, which acts as our commercial partner for ViBone. Under the terms of these agreements, Medtronic and Surgalign Holdings purchase products from us at a specified price and resell such products in the United States to the primary customers, which are hospitals and other healthcare facilities. We fulfill all orders from Medtronic and Surgalign Holdings by shipping these products directly to these hospitals and healthcare facilities. We have several sales agreements with other commercial partners for OsteGro V. SimpliDerm, our soft tissue reconstruction product, is sold using our direct sales force and independent sales agents. As of December 31, 2020, we had 33 direct sales representatives who focus on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. These sales representatives are supported by teams of professionals focused on sales management, sales operations, ongoing training, analytics and marketing.

We have historically focused our market development and commercial activities primarily in the United States. However, we have obtained marketing registrations, developed commercial and distribution capabilities and are currently selling CanGaroo and cardiovascular products in several countries outside of the United States. Independent sales agents in Argentina, Australia, the European Economic Area, the European Union, Latin America, Kuwait, Mexico and Saudi Arabia sell our products. Sales generated in the United States represented greater than 95% of our net sales in 2020.

Research and Development

Our research and development team has extensive experience in developing regenerative medicine products and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times, and, as a result, reduce costs. We have recruited and retained staff with significant experience and skills, gained through both industry experience and training at leading colleges and universities with regenerative medicine graduate programs. In addition to our internal staff, our external network of development laboratories, testing laboratories and physicians aids us in our research and development process.

Manufacturing and Suppliers

We manufacture our orthopedic/spinal repair and soft tissue reconstruction products in our Richmond, California facility. We manufacture CanGaroo and our cardiovascular products in our Roswell, Georgia facility and use Cook Biotech as our sole porcine tissue supplier for these products. We have significant expansion capabilities in our in-house manufacturing facilities. Cook Biotech has previously successfully expanded and, we believe, is well-positioned to support future expansion. However, they are our sole source, and we cannot guarantee that an interruption in supply will not occur. If necessary, we could engage an alternate supplier or set-up, validate and gain regulatory authorization to manufacture these products in our own facilities, although it would require significant time, expense and regulatory clearance.

We have robust internal compliance processes to maintain the high quality and reliability of our products. We use annual internal audits, combined with external audits by regulatory agencies and commercial partners to monitor our quality control practices. Our Roswell, Georgia and Richmond, California facilities are registered with the FDA as medical device and human cell and tissue manufacturing establishments, respectively. We are also accredited by the American Association of Tissue Banks (“AATB”) and are licensed with several states per their tissue bank regulations.

We use third-party suppliers to support our internal manufacturing processes. We select our suppliers through a rigorous process to ensure high quality and reliability with the capacity to support our expanding production levels. Only raw material from approved suppliers is used in the manufacture of our products. To confirm quality and identify any risks, our approved suppliers are audited annually. To date, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements.

Manufacture of all of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes donated human tissue and porcine tissue. We acquire donated human tissue directly through tissue procurement firms engaged by us. Cook Biotech, our sole porcine tissue supplier, is registered with the FDA and ISO 13485 certified. Our processing of these tissues is, and our supplier sources are required to be, compliant with applicable FDA current Good Tissue Practice (“cGTP”) regulations, AATB standards, international standards and U.S. Department of Agriculture (“USDA”) requirements.

Intellectual Property

We rely on a combination of patents, trademarks, confidentiality agreements and security procedures to protect our proprietary products, preservation technology, trade secrets and know-how. We believe that our patents, trade secrets, trademarks and technology licensing rights provide us with important competitive advantages. We have also obtained additional rights through license agreements for additional products and technologies. As of December 31, 2020, we owned approximately 22 U.S. patents and seven U.S. patent applications and one foreign patent (in Australia) and five foreign patent applications (in Thailand, Hong Kong and India, as well as applications with the European Patent Office and the World Intellectual Property Organization), and we in-licensed three U.S. and four foreign patents (in Australia, Canada, Japan and Europe) and two U.S. and two foreign patent applications (in China, as well as an application with the European Patent Office). Our owned patent portfolio includes 11 U.S. patents and two U.S. patent applications that relate to our technology for CanGaroo, including issued claims covering biological envelopes and pending claims covering their use. In addition, we own one patent that relates to our technology for SimpliDerm that claims a method of preparing an acellular dermal matrix. Excluding any patent term adjustment or patent term extension, our issued patents relating to our technology for CanGaroo are anticipated to expire in 2027 and our issued patent that relates to our technology for SimpliDerm is anticipated to expire in 2033. There can be no assurance that any patent applications pending will ultimately be issued as patents. We do not own or in-license any patents or patent applications covering our other products.

As with other medical device and regenerative medicine companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates will depend on our success in obtaining effective patent claims and maintaining and enforcing claims that are granted. However, our owned and licensed patents could be invalidated or narrowed or otherwise fail to adequately protect our proprietary and intellectual property position and our pending owned and licensed patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents.

In addition, the term of individual issued patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. The life of a patent, and the protection it affords, is therefore limited and once the patent life of our issued patents have expired, we may face competition, including from other competing technologies. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. Any such patent term extension can be for no more than five years, only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug or biological product, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the future, we expect to apply for patent term extensions on certain issued patents covering our products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For more information, see Part I, Item IA. “Risk Factors - Risks Related to Intellectual Property”.

As of December 31, 2020, we had 20 registered trademarks and one pending trademark application worldwide, including trademark registrations for “Aziyo,” “CanGaroo,” “ProxiCor,” “Tyke,” “VasCure,” “FiberCel,” “ViBone,” “OsteGro” and “SimpliDerm” in the United States, and trademark registrations for CanGaroo in the European Union and Japan. Our agreement with Medtronic grants them an exclusive license to use the “FiberCel” name and associated trademarks in the United States during the term of the agreement. The agreement also grants to Medtronic the exclusive right to purchase all worldwide rights (including registrations) to the “FiberCel” name and associated trademarks upon the expiration or termination of the agreement on the terms and subject to certain conditions set forth therein.

We have confidentiality agreements with our employees, consultants, independent sales agents and third-party vendors to maintain the confidentiality of our trade secrets and proprietary information. There can be no assurance that the obligations of our employees, consultants, independent sales agents and third-parties, with whom we have entered into confidentiality agreements, will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information if there is unauthorized use or disclosure, or that our trade secrets or proprietary information will not be independently developed by our competitors. See Part I, Item IA. “Risk Factors - Risks Related to Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

License Agreement with Cook Biotech

On May 31, 2017, we entered into a license agreement, which we refer to as the Cook License Agreement, with Cook Biotech Incorporated (“Cook Biotech”) under which Cook Biotech granted to us an exclusive worldwide sublicensable license under certain licensed patents to make, have made, use, offer for sale, sell and import CorMatrix ECM for Pericardial Closure, CorMatrix ECM for Cardiac Tissue Repair, CorMatrix ECM for Carotid Repair, CorMatrix ECM for Vascular Repair, TYKE Patch, Pledget and Intracardiac, and CanGaroo ECM Envelope (into which implantable cardiac pacemaker or defibrillator devices are to be inserted) in certain fields of use related to our business. Cook Biotech retained certain co-exclusive rights to the CorMatrix ECM for Vascular Repair. The Cook License Agreement was amended on December 21, 2017 to expand our field of use for SIS pouch devices to include other implantable electronic cardiac stimulation devices, electronic neurostimulation devices for deep brain stimulation, spinal nerve and sacral nerve stimulation to relieve chronic pain and nerve stimulation to control bladder, digestive, abdomen and bowel movements, and also add additional payment requirements.

Under the Cook License Agreement, we agree to use commercially reasonable efforts to promote, solicit and expand the licensed products in our fields of use. We are subject to a minimum purchase requirement for the SIS ECM for the fields of use added in connection with the December 21, 2017 amendment, or the Subfields, and certain diligence obligations for commercial sales in the Subfields. The license requires that we order and pay for a minimum of at least $500,000 of SIS ECM per calendar year for use in the Subfields. Cook Biotech has the right to terminate the license granted to us in the Subfields or convert such license to a non-exclusive license, if we fail to comply with such minimum purchase requirement or diligence obligations. We have the first right, but not the obligation to initiate legal proceedings against any patent infringement in our fields of use by a third-party product that is the same as one of the licensed products.

Under the Cook License Agreement and SIS Material Supply Agreement, Cook Biotech is the exclusive supplier of the SIS ECM used in the licensed products. Under certain circumstances we will have the right to manufacture the SIS ECM used in the licensed products, provided that in such cases we are required to pay Cook Biotech a low single digit royalty on net sales of the licensed products that include the SIS ECM material manufactured by us and that are covered by a valid enforceable claim of a licensed patent.

As consideration for the license, we paid Cook Biotech a $200,000 license fee in 2018 and a $100,000 license fee in each of 2019 and 2020, and are responsible for a yearly license fee of  $100,000 until 2026. Upon a change in control transaction, which includes an acquisition of 50% or more of our then outstanding capital stock, we will be responsible to pay Cook Biotech the total amount of all license fees that have not yet been paid within a specified period after the consummation of such change in control transaction.

The Cook License Agreement continues in effect until the date of expiration of the last to expire of the licensed patents, including any renewals or extensions. The expiration date for the last to expire of the licensed patents is currently expected to be 2031 (excluding any patent term adjustments or extensions). Either party may terminate the Cook License Agreement for any material breach by the other party uncured within a specified period. In addition, the Cook License Agreement terminates automatically if we no longer possess the rights to the licensed products sold by CorMatrix related to our acquisition of all of the commercial assets and related intellectual property of CorMatrix Cardiovascular, Inc. in 2017 (the “CorMatrix Acquisition”). Cook Biotech has the right to terminate the Cook License Agreement in its entirety, or convert the exclusive license of any field of use to a non-exclusive license if we fail to make any license fee when due.

Regulatory Matters

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in any foreign jurisdictions in which we market our products. In the United States, our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) or as biological products or HCT/Ps under the Public Health Service Act (the “PHSA”), each as implemented and enforced by the FDA. The FDA and other United States and foreign governmental agencies regulate, among other things, the development, design, nonclinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA or PHSA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval (“PMA”) application. Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (the “QSR”) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

Certain of our ECM products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, a product sponsor must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo reclassification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo request or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or until PMA approval is obtained or a de novo request is granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of  “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from pre-clinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

None of our products are currently marketed pursuant to a PMA, though we may decide to seek a PMA for our SimpliDerm product for use in breast reconstruction indications.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an IRB for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•	requirements related to promotional activities;
•	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

•	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export approvals for our products; or
•	criminal prosecution.

FDA Regulation of HCT/Ps

Certain of our products, including certain of our spinal and orthopedic products are regulated by the FDA as HCT/Ps, which are regulated under Section 361 of the PHSA, which among other things, authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, and Good Tissue Practice when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting, among other applicable requirements and laws. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, Biologics License Application (“BLA”) submissions, or other premarket authorization from the FDA to be legally marketed in the United States. However, to be regulated as a Section 361 HCT/P, the product must, among other things, be “minimally manipulated,” which for structural tissue products, means that the manufacturing processes do not alter the original relevant characteristics of the tissue relating to the tissue’s utility for reconstruction, repair, or replacement. For cells or nonstructural tissue products, “minimal manipulation” means that the manufacturing processes do not alter the relevant biological characteristics of cells or tissues. A Section 361 HCT/P must also be intended for “homologous use,” which refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. The HCT/P must also either have no systemic effect and not be dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect, be intended for autologous use, for allogeneic use in a first-degree or second-degree blood relative, or for reproductive use. We believe that our products currently marketed as HCT/Ps generally fulfill the relevant criteria for regulation as Section 361 HCT/Ps, and, therefore, have not sought or obtained 510(k) clearance, PMA approval, or BLA licensure for these products. However, if the FDA were to disagree with our determination, the FDA could then require that we obtain 510(k) clearance or other licensures or approvals and require that we cease marketing such products unless and until we receive clearance, licensure, or approval.

International Approval Requirements

Sales of medical devices and shipments of human tissues outside the United States are subject to international regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of other countries must be obtained and compliance with applicable regulations for tissues must be met prior to commercial distribution of the products or human tissues in those countries. The time required to obtain these approvals may be longer or shorter than that required for FDA approval. Countries, in which we distribute products and tissue, may perform inspections of our facilities to ensure compliance with local country regulations.

Commercialization of medical devices in the European Economic Area (“EEA”) comprised of the 27 E.U. Member States plus Iceland, Liechtenstein and Norway is regulated by the European Union. The European Union requires that all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC, or the Medical Devices Directive, and of Directive 90/385/EEC, or the Active Implantable Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements, a conformity assessment procedure requires the intervention of a so-called Notified Body. Notified bodies are often separate entities and are authorized or licensed to perform such assessments by government authorities. The Notified Body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device. We have CE Marks for all of our cardiovascular products and in January 2021, we obtained CE mark approval for updated labeling of our CanGaroo Envelope to allow for the addition of the antibiotic gentamicin.

Lloyd’s Register Quality Assurance Inc., The Research Quality Assurance, G-Med and DEKRA (our E.U. Notified Body) perform periodic on-site inspections to review independently our compliance with systems and regulatory requirements. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions, as an addendum to that country’s application process.

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation was meant to become applicable three years after publication (in May 2020). However, on April 23, 2020, to take the pressure off EEA national authorities, notified bodies, manufacturers and other parties so they can focus fully on urgent priorities related to the COVID 19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Devices Regulation by one year (to May 2021). Once applicable, the Medical Devices Regulation will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Following a national referendum and enactment of legislation by the government of the United Kingdom (the "UK"), the UK formally withdrew from the European Union on January 31, 2020, commonly referred to as "Brexit," and, following the expiry of the Brexit transitional period on December 31, 2020, the UK now operates under a distinct regulatory regime and certain European Union laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland). The Medicines and Healthcare products Regulatory Agency ("MHRA''), is now the UK's standalone regulator. Although the UK and European Union have now reached an agreement on its future trading relationship (to be implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, ("TCA")), the agreement does not cover all regulatory areas regarding medical devices, which may be subject to future bilateral discussions going forward and could further change the relationship between the UK and the European Union in this regard.

European Union laws which were directly applicable before the end of the transitional period or have been. transposed into UK law through secondary legislation continue to be applicable as "retained EU law." However, new legislation such as Medical Devices Regulation (Regulation 2017/745) will not be applicable. The UK government has introduced a new Medicines and Medical Devices Act which seeks to address regulatory gaps through implementing regulations and delegated powers covering the fields of human medicines, clinical trials of human medicines, and medical devices. Despite regulatory authorities in the UK indicating that new UK rules will closely align with European Union laws, detailed proposals are yet to be published and there is still a risk of regulatory divergence.

Significantly, under the TCA there is no mutual recognition of regulatory regimes and certifications between the European Union and the UK. CE Marks issued by EU-based Notified Bodies will continue to be recognized by the UK until June 30, 2023, but from July 1, 2023, new devices placed on the Great Britain market will need to conform with the new UK Conformity Assessment (UKCA) marking requirements. In addition, from January 1, 2021, medical devices placed on the market in the UK must be registered with the MHRA, following a grace period ranging from four to 12 months. Manufacturers based outside the UK will also need to appoint a UK Responsible Person (which may be an individual or a corporate entity). Only a manufacturer established in the UK or a UK Responsible Person will be able to place a device on the market in Great Britain. Under the terms of the Protocol on Ireland and Northern Ireland, products placed on the market in Northern Ireland will continue to be subject to the European Union regulatory regime.

Government Advocacy

We engage in public policy advocacy with policymakers and continue to work to demonstrate that our therapeutic products provide value to patients and to those who pay for healthcare. We advocate with government policymakers to encourage a long-term approach to sustainable healthcare financing that ensures access to innovative medicines and does not disproportionately target FDA-regulated medical devices and biologics as a source of budget savings. In markets with historically low rates of healthcare spending, we encourage those governments to increase their investments and adopt market reforms in order to improve their citizens’ access to appropriate healthcare.

Regulations Governing Fraud and Abuse

Within the United States, our products and our customers are subject to extensive regulation by a wide range of federal and state agencies that govern business practices in the medical device industry. These laws include federal and state anti-kickback, false claims, physician payment transparency, anti-corruption, and other fraud and abuse statutes and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.

In the United States, federal healthcare fraud and abuse laws generally apply to our activities because procedures using our products are covered under federal healthcare programs including Medicare and Medicaid. The Anti-Kickback Statute is particularly relevant because of its broad applicability. Specifically, the Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for, or to induce, either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Statutory exceptions and regulatory safe harbors protect certain interactions if specific requirements are met. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case by case basis based on a cumulative review of all its facts and circumstances. Further, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it to have committed a violation.

Another development affecting the healthcare industry is the increased use of the federal Civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government, alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, insurance companies may also bring a private cause of action for treble damages against a manufacturer for a pattern of causing false claims to be filed under the federal Racketeer Influenced and Corrupt Organizations Act (the “RICO”).

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (the “HIPAA”), among other things, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it to have committed a violation.

The federal Physician Payment Sunshine Act requires, among other things, manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made to certain nonphysician providers such as physician assistants and nurse practitioners.

Similar state and local laws and regulations may also restrict business practices in the medical device and pharmaceutical industries, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; and state and local laws which require tracking gifts and other remuneration and transfer of value provided to physicians, other healthcare providers and entities.

Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

Anti-Bribery Laws

Compliance with complex foreign and United States laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the United States and abroad. These numerous and sometimes conflicting laws and regulations include the United States Foreign Corrupt Practices Act of 1977 (the “FCPA”). The FCPA prohibits United States companies, companies whose securities are listed for trading in the United States and other entities, and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of influencing official decisions or obtaining or retaining business abroad or other benefits or otherwise obtaining favorable treatment. The FCPA also requires companies to maintain records that fairly and accurately reflect transactions and maintain a system of internal accounting controls sufficient to assure management’s control, authority and responsibility over our assets. In many countries, hospitals are government-owned and healthcare professionals employed by such hospitals, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. Additionally, recently enacted U.S. legislation increases the monetary reward available to whistleblowers who report violations of federal securities laws, including the FCPA, which may result in increased scrutiny and allegations of violations of these laws and regulations. We maintain and update our policies and procedures and internal controls designed to provide reasonable assurance that we, our employees, partners and other intermediaries comply with the anti-corruption laws to which we are subject. However, there can be no assurance that such policies or procedures or internal controls will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, partners or other intermediaries with respect to our business. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, financial condition, results of operations, cash flows and damage to our reputation. In addition, investigations of any potential, actual or alleged violations of such laws or policies related to us, including any such investigation by U.S. or non-U.S. authorities, could harm our business.

Laws and Regulations Governing Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information (“PHI”) than HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA, as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

California recently enacted the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for California consumers, as defined in the law, and places increased privacy and security obligations on entities handling certain personal information of consumers or households. The CCPA requires covered companies to provide new disclosures to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and as of July 1, 2020, the California Attorney General may bring enforcement actions for violations. Although there are limited exemptions for certain health-related information, including certain clinical trial data, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to health-related and other personal information. Additionally, a new California ballot initiative, the California Privacy Rights Act, was voted into law by California residents in November 2020. It imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

E.U. member states, Switzerland, and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For instance, the collection and use of personal health data in the EEA is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of medical device companies in relation to the processing of personal data of individuals within the EEA. The GDPR imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, security breach notifications, security and confidentiality of the personal data, and the imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different E.U. and EEA member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the E.U. and the EEA Guidance on implementation and compliance practices are often updated or otherwise. In addition, the United Kingdom leaving the European Union could also lead to further legislative and regulatory changes. The United Kingdom has mirrored the GDPR in domestic law with the amended Data Protection Act 2018 (the "UK GDPR"). It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the European Union and the EEA will be regulated, following the United Kingdom’s departure from the European Union on January 31, 2020. Currently there is a four to six-month grace period agreed in the TCA, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from European Union member states to the UK for a four-year period, subject to subsequent extensions. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Coverage and Reimbursement

Market acceptance and sales of our products to our customers, who primarily consist of hospitals, government facilities, and ambulatory surgery centers, will depend on the availability of payor coverage and the adequacy of reimbursement, for the procedures using our products, by government insurance programs and other third-party payors. Payor coverage and reimbursement for procedures using medical devices in the United States and international markets vary significantly by country.

In the United States, our currently approved products are commonly treated as general supplies utilized in surgical procedures and if covered by third-party payors, are paid for as part of the procedure. Outside of the United States, there are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies.

Based on our experience to date, third-party payors generally reimburse for the surgical procedures in which our products are used only if the patient meets the established medical necessity criteria for surgery. Some payors are moving toward a managed care system and control their healthcare costs by limiting authorizations for surgical procedures, including elective procedures using our devices. Although no uniform policy of coverage and reimbursement among payors in the United States exists and coverage and reimbursement for procedures can differ significantly from payor to payor, reimbursement decisions by particular third-party payors may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	appropriate and medically necessary for the specific indication;
•	cost effective; and
•	neither experimental nor investigational.

Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.

The Centers for Medicare & Medicaid Services (“CMS”) is responsible for administering the Medicare program and sets coverage and reimbursement policies for the Medicare program in the United States. CMS, in partnership with state governments, also administers the Medicaid program and Children’s Health Insurance Program (“CHIP”). CMS policies may alter coverage and payment related to our product portfolio in the future. These changes may occur as the result of national coverage determinations issued by CMS or as the result of local coverage determinations by contractors under contract with CMS to review and make coverage and payment decisions. Medicaid programs are funded by both federal and state governments, and may vary from state to state and from year to year and will likely play an even larger role in healthcare funding pursuant to the Affordable Care Act.

A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a Current Procedural Terminology (“CPT”) code, to describe the procedure in which the product is used. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to the procedures performed using our products are changed or deleted, reimbursement for performances of these procedures may be adversely affected.

In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost-effective methods of delivering healthcare.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. These updates could directly impact the demand for our products.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be covered for a specific indication, that our products will be considered cost-effective by third party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. Local, product specific reimbursement law is increasingly being applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement. Specifically, Australia now requires clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices have been identified as needing to provide clinical evidence to support a “mark-specific” reimbursement. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Affordable Care Act (the “ACA”) was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments, and fraud and abuse changes. Additionally, the ACA, among other things, included incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers, to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. The Coronavirus Aid, Relief and Economic Stability Act (the “CARES Act”), which was signed into law on March 27, 2020, suspended the reductions from May 1, 2020, through December 31, 2020, and extended the sequester by one additional year, through 2030. Moreover, there has recently been heightened governmental scrutiny, including increasing legislative and enforcement interest, over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Individual states in the United States have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Human Capital

As of December 31, 2020, we had 163 employees, more than 95% of whom were full-time employees. We believe our employee relations are good.

Diversity, Equity and Inclusion

We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative products to patients in need. As of December 31, 2020, 43% of our workforce and 24% of our leadership (at the director level and above) were female. In addition, as of December 31, 2020, 51% of our workforce were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

Recruiting and Retention

We believe that we have been successful in attracting and retaining qualified personnel with the appropriate background and skills to support our business and its growth. We monitor recruiting efforts using a variety of metrics such as internal placement rates, employee referrals, information on the retention of business critical hires, and the percentage of budgeted openings filled on time and on budget. We also track voluntary and involuntary turnover rates.

Compensation and Benefits

We strive to offer competitive pay and benefits designed to attract and retain exceptional talent and drive company performance. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. We also offer an annual cash incentive program and long-term equity incentive plans designed to assist in attracting, retaining and motivating employees, to align their interests with our stockholders and to promote the creation of long-term value for our investors.

Our standard employee benefits include paid and unpaid leaves, medical, dental and vision insurance coverage, a 401(k) plan, short- and long-term disability, life insurance, flexible spending accounts and an employee stock purchase plan. We benchmark our benefits program against others in our industry to help us make decisions on the size and elements of our compensation program.

COVID-19

We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. At our production facilities where our work force is most concentrated and working remotely is not possible in many instances, we have established a cross-functional COVID-19 working group, which meets periodically to discuss policies and protocols, strategic planning, business continuity, and other matters relating to the pandemic. Additionally, on a company-wide basis, we have made proactive efforts designed to protect the health and safety of our workforce. As part of these efforts, we instituted a mandatory work-from-home policy for employees who can perform their jobs offsite.

Our field-based personnel have significantly reduced in-person customer interactions in healthcare settings and have primarily been using electronic communications to support our customers and the healthcare professionals therein. Limited in-person interactions are occurring only where state and local laws and regulations allow, provided the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in this manner.

We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19 in our workplace, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.

Corporate History

We were incorporated in Delaware in August 2015 as a subsidiary of Tissue Banks International, Inc. (“TBI,” now KeraLink International (“KeraLink”). In November 2015, all of the assets and substantially all of the liabilities of the musculoskeletal division of TBI were contributed to us and 75% of the ownership interests in us were transferred to HighCape Partners QP, L.P. (“HighCape Partners QP”), certain of its affiliates, and Deerfield Private Design Fund III, L.P. (“Deerfield”).

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge under the Investor Relations section of our website at www.aziyo.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on available through our website is not incorporated into this Annual Report.

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investor Relations sections of its website at www.aziyo.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the IR Resources menu of the Investor Relations of our website at www.aziyo.com. The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report.

Item 1A.        Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report, including our consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment in our common stock. Our business, financial condition, results of operations and prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

In addition, certain of our commercial partners may, from time to time, account for a significant portion of our net sales and/or accounts receivable. Sales to Surgalign Holdings, one of our commercial partners, accounted for 10% of our net sales during the year ended December 31, 2020 and represented 13% of our accounts receivable as of December 31, 2020. Sales to Medtronic, also one of our commercial partners, accounted for 17% of our net sales during the year ended December 31, 2020 and represented 34% of our accounts receivable as of December 31, 2020. The loss of one or more significant commercial partners, a material reduction in their purchases of our products, or their inability to perform their contractual obligations, including, for example, committed purchase requirements, could adversely affect our business, financial condition and results of operations. We are also subject to the risk that any such commercial partner will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

Our revenue and profitability could be materially and adversely affected if we fail to maintain our relationships with our existing contract manufacturing customers and enter into agreements with new contract manufacturing customers, or if existing contract manufacturing customers reduce purchases of our products. Our relationships with these customers also subject us to certain risks.

Our contract manufacturing operations are an important component of our business, enabling us to utilize as much as possible of the human biological material from which we produce our core orthopedic/spinal repair and soft tissue reconstruction products, leverage our existing overhead and improve our cash flow. In addition, we have historically generated a significant portion of our total net sales from sales of our Non-Core Products, which is composed primarily of purchases from our contract manufacturing customers. Sales of our Non-Core Products represented approximately 15.1% and 27.9% of our total net sales for the years ended December 31, 2020 and 2019, respectively, and this decrease largely resulted from a reduction in volume of products purchased by one significant contract customer following the expiration of its contract. As a result, if we are unable to maintain our relationships with our existing contract manufacturing customers and establish relationships with new contract manufacturing customers on terms that are favorable to us, or if our existing contract manufacturing customers materially reduce their purchases of our products, our sales and profitability may be further adversely affected.

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

Prior to the CorMatrix Acquisition, we had a very small direct sales force and sold our Core Products primarily through independent sales agents or to other companies for resale or incorporation into their products. Though our orthopedic/spinal repair products are now primarily sold through our commercial partners, we currently utilize our direct sales force to sell CanGaroo and our cardiovascular products, as well as our SimpliDerm product. As of December 31, 2020, our direct sales organization consisted of 33 sales representatives, who are focused on increasing market access and market penetration by selling our products, managing our commercial partners, and providing technical assistance. Our operating results are directly dependent upon the efforts of these employees. If our direct sales force fails to adequately promote, market and sell our products and effectively manage and assist our commercial partners, our net sales may be adversely affected.

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

We have incurred net losses since our inception in 2015. For the years ended December 31, 2019 and 2020, we had net losses of  $11.9 million and $21.8, respectively. As of December 31, 2020, we had an accumulated deficit of  $80.3 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products. We have devoted the majority of our resources to acquisition and integration, manufacturing costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and commercial partners in order to expand our presence and to promote awareness and adoption of our products.

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

Medical technology companies, healthcare systems and group purchasing organizations (“GPOs”) have intensified competitive pricing pressure as a result of industry trends and new technologies. Rising healthcare costs have resulted in numerous cost reform initiatives by legislators, regulators and third-party payors. This cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power and, as a result, purchasing decisions are increasingly shifting to hospitals, integrated delivery networks (“IDNs”) and other hospital groups, and away from individual surgeons and physicians. Many existing and potential facility customers for our products within the United States are members of GPOs and IDNs, including accountable care organizations or public-based purchasing organizations, and our business is partly dependent on contracts with these organizations. Purchases of our products can be contracted under national tenders or with larger hospital GPOs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process and, at any given time, we are typically in various stages of responding to bids and negotiating and renewing GPO and IDN agreements. Bids are generally solicited from multiple manufacturers or service providers with the intention of obtaining lower pricing. Due to the highly competitive nature of the bidding process and the GPO and IDN contracting processes in the United States, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, GPO and IDN contracts are typically terminable without cause upon 60 to 90 days’ notice. In addition, while having a contract with a major purchaser for a given product category can facilitate sales, there can be no guarantee that sales volumes for those products will be maintained. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category and, even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN are generally free to purchase from other suppliers. If we are unable to maintain and renew our contracts with our current GPO and IDN customers and negotiate contracts with new customers on favorable terms, or if sales volumes under these agreements decline, our business, financial condition and results of operations could be materially and adversely affected.

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

We do not have redundant facilities. We perform most of our research and development activity and manufacture our tissue-based products at our facility in Richmond, California. The SIS ECM biomaterial used in our medical device products are manufactured by Cook Biotech at their facility in West Lafayette, Indiana and converted to a finished product at our facility in Roswell, Georgia. Regulatory approvals of our products are limited to one or more specifically approved manufacturing facilities. As a result, if we fail to produce enough of a product at a facility, or if any of our production facilities were to be shut down or otherwise become unavailable for any reason, finding alternative manufacturing capabilities and obtaining the necessary regulatory approvals would require a considerable amount of time and expense and would cause a significant disruption in service to our customers.

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

Many private payors currently base their reimbursement policies on the coverage decisions and payment amounts determined by the CMS which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed with our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for the procedures performed with our products in an adequate amount, if at all. Because the Medicare and Medicaid programs are increasingly used as models for how private payors and other governmental payors develop their coverage and reimbursement policies, a Medicare national or local non-coverage decision, denying coverage for procedures using one or more of our products, could result in private and other third-party payors also denying coverage. Third-party payors also may deny reimbursement for procedures using our products if they determine that a product used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payors underscore the uncertainty that our products face in the market and could have a material adverse effect on our business.

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

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Quality and safety issues may occur with respect to any of our products, and our future operating results will depend on our ability to maintain an effective quality control system and effectively train and manage our workforce with respect to our quality system. The development, manufacture and control of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA, the Competent Authorities of the European Union and similar foreign agencies. Compliance with these regulatory requirements, including but not limited to the QSR, current Good Manufacturing Practices (“GMPs”) and adverse events/recall reporting requirements in the United States and other applicable regulations worldwide, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and foreign regulatory authorities. If we fail to comply with our reporting obligations, the FDA, the Competent Authorities of the European Union or other regulatory authority could take action, including issuance of warning letters and/or untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in the clearance of future products.

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

As of December 31, 2020, we had $30.6 million of indebtedness outstanding, consisting of  $19.7 million outstanding under our Term Loan Facility (as defined under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”) (net of  $0.3 million of unamortized discount and deferred financing costs), $6.5 million outstanding under our Revolving Credit Facility (as defined under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”) (with $1.5 million of additional borrowings available thereunder), $3.0 million outstanding pursuant to a promissory note under the Paycheck Protection Program of the CARES Act (the “PPP Loan”), and a $1.4 million promissory note payable to one of our suppliers. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million and certain milestone payments if sales of the acquired products exceed certain thresholds. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgment and Estimates  — Revenue Interest Obligation.”

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

In addition to these covenants, the agreements governing our Term Loan Facility and Revolving Credit Facility also contain a financial covenant, which is tested on a monthly basis, and requires us to achieve a specified minimum net product revenue (as defined therein) for the preceding 12-month period. While we were in compliance with all covenants under these agreements as of December 31, 2020, we have had past breaches requiring waivers and there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

In May 2020, we entered into a promissory note with Silicon Valley Bank (“SVB”) under the Paycheck Protection Program of the CARES Act pursuant to which SVB agreed to make a loan to us in the amount of approximately $3.0 million. The PPP Loan matures in May 2022, bears interest at a rate of 1.0% per annum and requires no payments during the first ten months from the date of the loan.

The PPP Loan is unsecured and guaranteed by the Small Business Administration (the “SBA”). Under the terms of the PPP Loan, the principal amount of the loan may be forgiven to the extent it is used for qualifying expenses as described in the CARES Act and we otherwise request forgiveness in accordance with the terms of the PPP Loan and the requirements of the SBA. While we expect to request that a significant portion of the principal amount of the PPP Loan be forgiven and to comply with all corresponding requirements, we cannot guarantee that we will be successful in obtaining forgiveness of all or any part of such principal amount. We will be required to repay any principal amount of the PPP Loan that is not forgiven, together with accrued and unpaid interest, in equal monthly installments prior to the maturity date of the loan, which would further restrict our operating and financial flexibility.

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that the net proceeds from our IPO, together with our existing cash, availability under our Revolving Credit Facility and cash generated from expected future commercial sales, will enable us to fund our operating expenses and capital expenditure requirements through 2022. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including, among other things:

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

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Regardless of any precautions we may take, our information technology (“IT”) and infrastructure, and that of our technology partners and providers, may be vulnerable to cyberattacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers.

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

The sale and shipment of our products across international borders subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury (“OFAC”) as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons.

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

We currently are and, as we increase our international presence and global sales, will increasingly be, exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA, and other federal statutes and regulations, including those established by OFAC. In addition, the U.K. Bribery Act of 2010 (the “Bribery Act”) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.

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

We are exposed to the risk that our officers, employees, independent contractors (including contract research organizations (“CROs”)), principal investigators, consultants, commercial partners and independent sales agents may engage in fraudulent conduct or other illegal activity and/or may fail to disclose unauthorized activities to us. Misconduct by these parties could include, but is not limited to, intentional, reckless and/or negligent failures to comply with the laws and regulations of the FDA and its foreign counterparts, including, but not limited to, those relating to the manufacture, processing, packing, holding, investigating or distributing in commerce of medical devices, biological products and/or HCT/Ps, requiring the reporting of true, complete and accurate information to such regulatory bodies (including any safety problems associated with the use of our products), and relating to the conduct of clinical trials and the protection of human research subject.

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

We have net operating losses and other tax attributes, including net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $44.4 million and state NOLs of approximately $11.8 million as of December 31, 2020. If not utilized, $17.7 million of our NOLs will begin to expire for federal income tax purposes beginning in 2036, and our state NOLs will expire beginning in 2030. Our ability to utilize our federal NOLs will depend on our future income, and there is a risk that our NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

In addition, our ability to utilize our NOLs may be subject to an annual limitation under the Internal Revenue Code of 1986, as amended (the “Code”). In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income. If we undergo an ownership change or have previously undergone an ownership change, our ability to utilize federal NOLs or tax credits could be limited by Sections 382 and 383 of the Code. Additionally, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our state NOLs or credits may also be impaired under state tax law. Accordingly, we may not be able to utilize a material portion of our federal and state NOLs or credits. Our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. Valuation allowances have been provided for all deferred tax assets related to our federal and state NOLs.

In addition, other tax attributes, such as interest carryforwards, are also subject to various limits on their use under the Code. We have established valuation allowances for our interest carry forwards to reflect these limitations and their anticipated impact on our ability to utilize these tax attributes following the adoption of the December 2017 tax reform legislation known as H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) in the United States.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax, could materially impact our effective tax rate. For example, changes in tax law implemented by the TCJA became effective in 2018 and 2019, and we expect the U.S. Treasury to continue to issue future notices and regulations under the TCJA. Certain provisions of the TCJA and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by us in the absence of regulatory guidance and judicial interpretations. In addition, in 2018, we established valuation allowances against all deferred tax assets (including interest carry forwards) to reflect certain limitations on these assets and their anticipated impact on our ability to utilize these tax assets following the adoption of the TCJA.

Additionally, the U.S. Congress, government agencies in jurisdictions outside the United States where we do business and the Organization for Economic Co-operation and Development (the “OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States and other countries, in which we do business, could change on a prospective or retroactive basis and any such changes could materially adversely affect our business, financial condition and results of operations.

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

Before we can market or sell a new medical device or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) or approval of an application for premarket approval, or PMA, unless an exemption applies. In the United States, we have obtained 510(k) premarket clearance from the FDA to market products such as our CanGaroo, VasCure, ProxiCor and Tyke products. In the 510(k) premarket clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support a finding of substantial equivalence. Under certain conditions, a medical device is required to be approved under a PMA before it may be legally marketed. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification based on a de novo submission, the FDA will authorize the device for marketing. This device type can then be used as a predicate device for future 510(k) submissions.

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

Some of our marketed products are subject to Medical Device Reporting (“MDR”) obligations, which require that we report to the FDA or the Competent Authorities of the European Union, any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. The timing of our obligation to report under the MDR regulations is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product. If we fail to comply with our reporting obligations, the FDA, or the Competent Authorities of the European Union, could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

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

Our currently marketed products have been cleared by the FDA for specific indications. For example, our SimpliDerm product has been labeled for use to repair or replace damaged or inadequate integumental tissue, our CanGaroo Envelope is intended to securely hold an implantable electronic device to create a stable environment when implanted in the body and, in January 2021, we received CE marking approval for updated labeling of our CanGaroo envelope to allow for the addition of the antibiotic gentamicin in European markets. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those authorized by the FDA or by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

In the United States, we sell human tissue-derived bone allografts, such as ViBone, FiberCel and OsteGro V, which are referred to by the FDA as HCT/Ps. Certain HCT/Ps are regulated by the FDA solely under Section 361 of the PHSA and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to FDA’s regulatory requirements applicable to medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, BLAs, or other premarket authorization from FDA before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA and, therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a BLA. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a BLA or medical devices requiring 510(k) clearance or PMA approval, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or license from the FDA. For example, in public comments, the FDA has suggested that the use of human-derived acellular dermal matrices, such as SimpliDerm, may not be considered HCT/Ps when utilized in breast reconstruction procedures. As a result, we may be required to conduct clinical studies and/or seek approval of a PMA before we are able to market SimpliDerm for use in breast reconstruction.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers and hospitals are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•	the federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil penalties, including treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•	the federal Physician Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or CHIP, to report annually to CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by such physicians and their immediate family members. Manufacturers are required to submit annual reports to CMS and failure to do so may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made to certain nonphysician providers such as physician assistants and nurse practitioners; and

•	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws related to insurance fraud in the case of claims involving private insurers.

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

In addition, members of our management and companies with which they are affiliated or have been affiliated with in the past, have been, and may in the future be, involved in investigations, prosecutions, convictions or settlements in the healthcare industry. For example, Kevin Rakin, the chairman of our board of directors, was named as a defendant in United States ex rel. Webb v. Advanced BioHealing, Inc. (“ABH”), a whistleblower suit relating to sales methods employed by sales representatives of ABH, a biotechnology company for which Mr. Rakin served as its chief executive officer. All claims in the lawsuit were dismissed with prejudice pursuant to a settlement agreement, in which Mr. Rakin expressly denied that he engaged in any wrongful conduct, and Mr. Rakin agreed to pay to the United States $2.5 million. Any investigations, prosecutions, convictions or settlements involving members of our management and companies with which they are or have been affiliated may be detrimental to our reputation and could negatively affect our business, financial condition and results of operations.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our cash flows, financial condition and results of operations.

In March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may impact our business, the ACA established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research, implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, and expanded the eligibility criteria for Medicaid programs.

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

In addition, the CCPA became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for certain health-related information, including certain clinical trial data, the CCPA may increase our compliance costs and potential liability. Additionally, a new California ballot initiative, the California Privacy Rights Act, appears to have garnered enough signatures to be included on the November 2020 ballot, and if voted into law by California residents, would impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Foreign data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which became effective in May 2018, may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes stringent data protection requirements for the processing of personal data in the EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information (including for research purposes), increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, to the United States and other third countries. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. European data protection law provides that E.U. and EEA member states may make their own further laws and regulations limiting the processing of health-related data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation.

From January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the TCA, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on 19 February 2021. If adopted, the decision will enable data transfers from European Union member states to the UK for a four-year period, subject to subsequent extensions.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our owned and licensed patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”) or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. In addition, if we seek to enforce our patents against third parties, third parties may initiate such challenges in response. An adverse determination in any such challenges may result in loss of the patent or in patent or patent application claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent or patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board (the “PTAB”) provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. This applies to all of our U.S. patents, even those issued before March 16, 2013. Furthermore, because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them. Any failure by us to adequately address the uncertainties and costs surrounding recent patent legislation could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, any of the intellectual property rights that we own or license that are developed through the use of U.S. government funding will be subject to additional federal regulations. Pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), the government will receive a license under inventions developed under a government-funded program and may require us to manufacture products embodying such inventions in the United States. Under certain circumstances, the government may also claim ownership in such inventions or compel us to license them to third parties. Any failure by us to comply with federal regulations regarding intellectual property rights that were developed through the use of U.S. government funding could have a material and adverse effect on our business, financial condition and results of operations.

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

Further, under certain circumstances, patent terms covering our products or product candidates may be extended for time spent during the pendency of the patent application in the USPTO (referred to as Patent Term Adjustment (“PTA”)). The laws and regulations underlying how the USPTO calculates the PTA is subject to change and any such PTA granted by the USPTO could be challenged by a third-party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact our ability to exclude competitors. Because PTA added to the term of patents covering products has particular value, our business may be adversely affected if the PTA is successfully challenged by a third party and our ability to exclude competitors is reduced or eliminated. Any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

The market price of our Class A common stock is likely to be highly volatile and may fluctuate substantially due to a variety of factors, many of which are outside of our control, including, among other things:

•	the volume and timing of sales of our products;
•	the introduction of new products or product enhancements by us or others in our industry;
•	developments related to the COVID-19 pandemic;
•	disputes or other developments with respect to our or others’ intellectual property rights;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•	product liability claims, other litigation or regulatory investigations;
•	annual or quarterly variations in our results of operations or those of others in our industry, or results of operations that otherwise vary from those expected by securities analysts and investors;
•	publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
•	announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
•	additions or departures of key management personnel;
•	changes in governmental regulations or in reimbursement;
•	changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•	the development and sustainability of an active trading market for our Class A common stock;
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•	other factors discussed in Part I, Item 1A. “Risk Factors” of this Annual Report.

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

As of December 31, 2020, our principal stockholders each holding more than 5% of our Class A common stock collectively control approximately 56.5% of our outstanding Class A common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such change in control would benefit our other stockholders, thereby depriving our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets. Conversely, these stockholders may pursue acquisitions, divestitures and other transactions that, in their judgment, could enhance the value of their investment, even though such transactions might involve risks to you. Even in the absence of any actual conflict of interest, the degree of control possessed by these stockholders may affect the prevailing market price of our Class A common stock due to investors’ perceptions that such conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders and may impair your ability to realize any return on your investment in us and may impair your ability to avoid losing some or all of your investment.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our Class A common stock. As of December 31, 2020, we had outstanding 10,226,122 shares of Class A and Class B, collectively. This includes the 2,941,176 shares that we sold in our IPO, which may be resold in the public market immediately without restriction. As a holder of our Class B common stock, Deerfield only has the right to convert each share of our Class B common stock into one share of Class A common stock at its election to the extent that as a result of such conversion, it would not beneficially own in excess of 4.9% of any class of our securities registered under the Exchange Act. As a result, Deerfield may not be deemed an “affiliate” for purposes of Rule 144 and, as a result, any securities it purchases may be freely tradable. Approximately 7.1 million of the remaining shares are restricted as a result of securities laws or lock-up agreements (which may be waived, with or without notice, by Piper Sandler & Co. and Cowen and Company, LLC) but will become eligible to be sold at various times beginning 180 days after the date of the prospectus filed with the SEC on October 8, 2020 (the “Prospectus”), unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act. Because Deerfield may not be deemed an “affiliate” for purposes of Rule 144, up to approximately 2.4 million shares of Class B common stock that Deerfield holds may become freely tradable and not subject to volume limitations following the 180-day lock-up period. Moreover, as of the date of this Annual Report, holders of an aggregate of up to approximately 7.1 million shares of our common stock have rights, subject to certain conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such rights terminate pursuant to the terms of our Investor Rights Agreement. We also intend to register all shares of Class A common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Our Class A common stock has one vote per share, while our Class B common stock is non-voting. Nonetheless, each share of our Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the limitations provided for in our certificate of incorporation that prohibit the conversion of our Class B common stock into shares of Class A common stock to the extent that, upon such conversion, such holder would beneficially own in excess of 4.9% of any class of our securities registered under the Exchange Act. Consequently, if holders of Class B common stock exercise their option to make this conversion, such exercise will have the effect of increasing the relative voting power of those prior holders of our Class B common stock (subject to the ownership limitation described in the previous sentence) and increasing the number of outstanding shares of our voting common stock, and correspondingly decreasing the relative voting power of the current holders of our Class A common stock, which may limit your ability to influence corporate matters. Because our Class B common stock is generally non-voting, stockholders who own more than 10% of our common stock overall but 10% or less of our Class A common stock will not be required to report changes in their ownership from transactions in our Class B common stock pursuant to Section 16(a) of the Exchange Act and would not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2020, we had 192,908,040 shares of Class A common stock authorized but unissued and 16,865,838 shares of Class B common stock authorized but unissued. We are authorized under our certificate of incorporation to issue these shares of common stock and other securities convertible into or exercisable or exchangeable for shares of our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2020, we had a total of 917,437 shares of our Class A common stock issuable upon the exercise of outstanding options under our 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) and our 2020 Incentive Award Plan (the “2020 Plan”) at a weighted average exercise price of  $13.68 per share, 178,297 of which were vested as of such date, 147,833 shares of Class A common stock issuable upon the settlement of RSUs granted under our 2020 Plan to several of our executive officers, employees and consultants, 908,103 additional shares of our Class A common stock reserved for future issuance under our 2020 Plan, not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 Plan pursuant to provisions in the 2020 Plan that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder, and 143,150 shares of our Class A common stock that will become available for future issuance under our 2020 Employee Stock Purchase Plan (the “2020 ESPP”), not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 ESPP pursuant to provisions in the 2020 ESPP that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder. Any additional shares of common stock that we issue, including under our 2020 Plan, 2020 ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership and voting power held by investors who purchase our common stock. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of our common stock.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021 or, in certain cases, 2023, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, there may be adverse impacts on the financial markets generally and interest rates on borrowings under our Term Loan Facility and Revolving Credit Facility may be adversely affected.

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

We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to certain risks and uncertainties similar to those described in this Annual Report and any additional risks and uncertainties described from time to time in our public filings or other public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future. If, in the future, we provide guidance, and our operating and/or financial results for a particular period do not meet such guidance or the expectations of investment analysts, or if we reduce, withdraw or otherwise change our guidance for future periods, or stop providing guidance, the market price of our Class A common stock will likely decline.

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

Item 1B.        Unresolved Staff Comments.

None.

Item 2.         Properties.

Our principal executive office is located in Silver Spring, Maryland, where we lease approximately 5,052 square feet of office and laboratory space under a lease that expires in May 2021. We also occupy approximately 12,888 square feet of manufacturing and office space in Roswell, Georgia under a lease that expires in July 2023, and approximately 36,173 square feet of manufacturing, laboratory and office space in Richmond, California under a lease that expires in November 2025. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.        Legal Proceedings.

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

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on The Nasdaq Stock Market under the symbol “AZYO.”

Stockholders

As of March 12, 2021, there were approximately 17 holders of record of our Class A common stock and two holders of record of our Class B common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently restricted by the terms of the agreements governing our Term Loan Facility and our Revolving Credit Facility.

The issuances of securities described above were pursuant to Section 4(a)(2) or Rule 701 under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not applicable as permitted based on our classification as a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (the “Annual Report”). This discussion contains forward-looking statements reflecting our current expectations, estimates, plans and assumptions concerning events and financial trends that involve risks and may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Forward-Looking Statements,” “Risk Factors Summary” and in Part I, Item 1A. “Risk Factors” of this Annual Report.

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

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and, most recently, our initial public offering consummated on October 13, 2020 (the “IPO”). We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of December 31, 2020, we had 163 employees, of which 33 were direct sales representatives.

We have incurred significant operating losses since our inception. We incurred a net loss of $21.8 million and $11.9 million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2020 was $80.3 million.

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

We believe that the net proceeds from our IPO, together with our existing cash, availability under our Revolving Credit Facility (as defined below) and cash generated from expected future commercial sales, will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of compensation, consulting, legal, human resources, information technology, accounting, insurance and general business expenses. We expect our G&A expenses to increase as a result of operating as a public company, especially as a result of hiring additional personnel and incurring greater director and officer insurance premiums, greater investor and public relations costs, and additional costs associated with accounting, legal, tax-related and other services associated with maintaining compliance with exchange listing and SEC requirements.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical trials and outside service costs. Our product development efforts primarily relate to new offerings in support of the orthopedic/spinal repair market and activities associated with the development of a CanGaroo Envelope with anti-infective properties. We also conduct clinical trials to validate the performance characteristics of our products and to capture patient data necessary to support our commercial efforts.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
	2020		2019		Change
(in thousands, except percentages)	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net Sales	$42,682	100.0%	$42,901	100.0%	$(219)	(0.5)%
Cost of goods sold	22,121	51.8%	23,133	53.9%	(1,012)	(4.4)%
Gross Profit	20,561	48.2%	19,768	46.1%	793	4.0%
Sales and marketing	16,845	39.5%	16,161	37.7%	684	4.2%
General and administrative	13,232	31.0%	9,616	22.4%	3,616	37.6%
Research and development	4,083	9.6%	2,400	5.6%	1,683	70.1%
Total operating expenses	34,160	80.0%	28,177	65.7%	5,983	21.2%
Loss from operations	(13,599)	(31.9)%	(8,409)	(19.6)%	(5,190)	61.7%
Interest expense	5,633	13.2%	5,381	12.5%	252	4.7%
Other (income) expense, net	2,567	6.0%	(1,881)	(4.4)%	4,448	236.5%
Loss before provision of income taxes	(21,799)	(51.1)%	(11,909)	(27.8)%	(9,890)	83.0%
Income tax expense	26	0.0%	30	0.0%	(4)	(13.3)%
Net loss	$(21,825)	(51.1)%	$(11,939)	(27.8)%	$(9,886)	82.8%
Accretion of Convertible Preferred Stock	3,510	8.2%	-	0.0%	3,510	NM
Net loss attributable to common stockholders	$(25,335)	(59.4)%	$(11,939)	(27.8)%	$(13,396)	112.2%

NM = not meaningful

Net Sales

Net sales decreased $0.2 million, or 0.5%, to $42.7 million in the year ended December 31, 2020 compared to $42.9 million in the year ended December 31, 2019. The decrease in net sales was due to a decline of  $5.5 million in net sales of our Non-Core Products, partially offset by $5.3 million of growth in net sales of our Core Products.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Years Ended December 31,
	2020		2019
(in thousands, except		% of Net		% of Net	Change
percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$36,216	84.9%	$30,918	72.1%	$5,298	17.1%
Non-Core Products	6,466	15.1%	11,983	27.9%	(5,517)	(46.0)%
Total Net Sales	$42,682	100.0%	$42,901	100.0%	$(219)	(0.5)%

Net sales generated by our Core Products grew $5.3 million, or 17.1%, to $36.2 million in the year ended December 31, 2020 compared to $30.9 million in the year ended December 31, 2019. The Core Products net sales growth can be largely attributed to the volume growth of our orthopedic/spinal repair products. The growth in our orthopedic/spinal repair products was due to a broadening of our commercial relationships. This growth in net sales of our Core Products occurred despite the impact of the COVID-19 pandemic, which negatively affected our sales principally during the second quarter of 2020.

Net sales generated by our Non-Core Products decreased $5.5 million, or 46.0%, to $6.5 million in the year ended December 31, 2020 from $12.0 million in the year ended December 31, 2019. This decrease was due to both the reduction in the volume of products purchased by one significant contract customer following the expiration of its contract with us in the first half of 2020, as well as the impact of the COVID-19 pandemic, which negatively affected our sales principally during the second quarter of 2020.

Cost of Goods Sold

Cost of goods sold decreased $1.0 million, or 4.4%, to $22.1 million in the year ended December 31, 2020 compared to $23.1 million in the year ended December 31, 2019, and included, in each case, $3.4 million of intangible asset amortization expenses. Gross margin was 48.2%, in the year ended December 31, 2020 compared to 46.1% in the year ended December 31, 2019. Gross margin, excluding intangible asset amortization, was 56.1%, in the year ended December 31, 2020 compared to 54.0% in the year ended December 31, 2019. The decrease in cost of goods sold and related improvement in gross margin in the year ended December 31, 2020 was due to product mix and inventory write-downs in the year ended December 31, 2019, due to excessive or expiring product, caused largely by the launch of SimpliDerm which reduced demand for certain other dermis inventory.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.6 million, or 4.2%, to $16.8 million in the year ended December 31, 2020 compared to $16.2 million in the year ended December 31, 2019. As a percentage of sales, sales and marketing expenses rose to 39.5% in the year ended December 31, 2020 from 37.7% in the year ended December 31, 2019. The increase was primarily due to an increase in the number of personnel in our direct sales force which enabled us to cover new territories, as well as additions to our marketing and hospital contracting functions. Collectively, these personnel additions increased expenses in the year ended December 31, 2020 by approximately $1.0 million which was partially offset by declines in salesperson travel costs due to hospital restrictions caused by the COVID-19 pandemic.

General and Administrative

G&A expenses increased $3.6 million, or 37.6%, to $13.2 million in the year ended December 31, 2020 compared to $9.6 million in the year ended December 31, 2019. As a percentage of net sales, G&A expenses rose to 31.0% in the year ended December 31, 2020 from 22.4% in the year ended December 31, 2019. The dollar increase was due to senior leadership additions beginning late 2019, including the hiring of our Chief Commercial Officer and Chief Medical Officer, resulting in incremental expenses of $0.8 million as well as increased public company costs, including directors and officers insurance, totaling $1.1 million. Also contributing to the overall increase in the year-over-year period was a one-time advisory fee of $0.8 million paid to HighCape Partners Management, L.P. (“HighCape”) in September 2020, in connection with the CorMatrix Acquisition and upon closing of our IPO.

Research and Development

R&D expenses increased $1.7 million, or 70.1%, to $4.1 million in the year ended December 31, 2020 compared to $2.4 million in the year ended December 31, 2019. We continue to focus our R&D efforts on the development of our pipeline products in the orthopedic/spinal repair and CanGaroo product groups, with the growth in R&D expenses in the year ended December 31, 2020 attributable to the work performed on the development of our CanGaroo anti-infective product and increased clinical trial activities. With respect to the costs of the individual development projects, the majority of our costs are internal salaries and benefits as well as laboratory supplies. These costs represent shared resources amongst all projects.

Interest Expense

Interest expense increased to approximately $5.6 million in the year ended December 31, 2020 compared to approximately $5.4 million in the year ended December 31, 2019. The increase in interest expense in the year ended December 31, 2020 was primarily due to an increase in the average outstanding balance of our Revolving Credit Facility as well as the interest associated with the $3.0 million Silicon Valley Bank Promissory Note, entered into by us in May 2020 under the Paycheck Protection Program of the CARES Act.

Other (Income) Expense, net

Other (income) expense, net was an expense of approximately $2.6 million in the year ended December 31, 2020 and was primarily attributable to the loss on early extinguishment of debt of $2.3 million. See Note 12 to the consolidated financial statements included elsewhere in this Annual Report for further discussion. Other (income) expense, net was income of approximately $1.9 million in the year ended December 31, 2019 and related primarily to gain on the revaluation of our long-term revenue interest obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) assumed in connection with the CorMatrix Acquisition. See Note 10 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.

Accretion of Series A Preferred Stock

Accretion of Series A Preferred Stock was $3.5 million in the year ended December 31, 2020 and $0 in the year ended December 31, 2019. The Accretion of Series A Preferred Stock relates to $3.5 million of deemed dividends related to the sale of the Convertible Preferred Stock in September 2020 below its fair value. See Note 12 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Non-GAAP Financial Measures

This Annual Report presents our gross margin, excluding intangible asset amortization, for the years ended December 31, 2020 and 2019. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the years ended December 31, 2020 and 2019 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Years Ended December 31,
	2020	2019
Net sales	$42,682	$42,901
Cost of Goods Sold	22,121	23,133
Gross profit	20,561	19,768
Intangible asset amortization expense	3,398	3,398
Gross profit, excluding intangible asset amortization	$23,959	$23,166
Gross margin	48.2%	46.1%
Gross margin, excluding intangible asset amortization	56.1%	54.0%

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

Liquidity and Capital Resources

As of December 31, 2020, we had cash and restricted cash of approximately $39.5 million and availability under our Revolving Credit Facility of $1.5 million. Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and proceeds from our IPO. Our historical cash outflows have primarily been associated with acquisition and integration, manufacturing costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of December 31, 2020, our accumulated deficit was $80.3 million.

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

We believe that the net proceeds from our IPO, together with our existing cash, availability under our Revolving Credit Facility and cash generated from expected future commercial sales will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Cash Flows for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(13,626)	$(7,225)
Investing activities	(640)	(577)
Financing activities	51,208	7,979
Net increase in cash	$36,942	$177

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2020 totaled $13.6 million, primarily driven by a $21.8 million net loss reduced by non-cash related items, including $3.9 million in depreciation on fixed assets and amortization of intangible assets, $2.7 million in interest expense recorded as additional revenue interest obligation, $0.8 million of operating expenses satisfied through a preferred stock issuance, $0.8 million in stock-based compensation and a $2.3 million loss on early extinguishment of debt. Working capital increases of  $2.7 million due primarily to growth in inventory levels in the year ended December 31, 2020, compared to December 31, 2019, to address anticipated demand growth demand also contributed to the net cash used for operations.

Net cash used in operating activities during the year ended December 31, 2019 totaled $7.2 million, primarily driven by a $11.9 million net loss reduced by non-cash related items, including $3.9 million in depreciation on fixed assets and amortization of intangible assets as well as $2.8 million in interest expense recorded as additional revenue interest obligation, offset by a $1.9 million gain on the revenue interest obligation. Working capital increases of  $0.4 million also contributed to the net cash used in operations.

Net Cash Used in Investing Activities

Net cash used in investing activities during the years ended December 31, 2020 and 2019 both totaled approximately $0.6 million, and were, in each case, related to the purchase of property and equipment, the majority of which are used in the production activities of our Richmond, California facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2020 totaled $51.2 million, which includes $43.0 million in net proceeds from the IPO, $3.0 million of proceeds from a Paycheck Protection Program loan under the CARES Act, net borrowings from the Revolving Credit Facility of approximately $2.3 million, approximately $2.0 million in proceeds from the issuance of the 2020 Bridge Notes, and proceeds from Convertible Preferred Stock Issuance of approximately $3.4 million. These increases from financing activities were offset by approximately $2.6 million in payments on the Revenue Interest Obligation.

Net cash provided by financing activities in the year ended December 31, 2019 totaled $8.0 million, which includes $3.5 million borrowed under the Term Loan Facility, net borrowings from the Revolving Credit Facility of approximately $2.6 million, and approximately $3.0 million in proceeds from the issuance of convertible preferred stock. These increases from financing activities were offset by approximately $1.9 million in payments on the Revenue Interest Obligation.

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

As of December 31, 2020, we had $19.7 million of indebtedness outstanding under our Term Loan Facility (net of  $0.3 million of unamortized discount and deferred financing costs) and $6.5 million outstanding under our Revolving Credit Facility (with $1.5 million of additional borrowings available thereunder).

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

Mandatory Prepayments

The Term Loan Credit Agreement requires the Borrowers to prepay amounts outstanding under the Term Loan Facility, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the Borrowing Base is calculated. In addition, the Borrowers are required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the years ended December 31, 2020 and 2019.

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

Amortization and Final Maturity

As of December 31, 2020. the Borrowers were expected to be required to make interest-only payments prior to February 1, 2021, the Initial Amortization Start Date. Commencing on the Initial Amortization Start Date, and continuing on the first day of each calendar month thereafter, in addition to interest payments, the Borrowers must repay an amount equal to the total principal amount of borrowings under the Term Loan Facility divided by 42, for a 42-month straight-line amortization of equal monthly principal payments. However, the Term Loan Facility also provides that if certain conditions were satisfied prior to December 1, 2020 (including our completion of a qualified initial public offering and no continuing default or event of default), the Initial Amortization Start Date may, upon our request, be extended to August 1, 2021. Based on the successful completion of our IPO, we exercised this interest-only period extension right and as such, the principal payments in respect of borrowings under the Term Loan Facility will commence on August 1, 2021. Such principal payments shall be in an amount equal to the total principal amount of borrowings under the Term Loan Facility divided by 36, for a 36-month straight-line amortization of equal monthly principal payments. The remaining unpaid balance on the Term Loan Facility, together with all accrued and unpaid interest thereon and any remaining unpaid amount of the Exit Fee, is due and payable on July 15, 2024.

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

PPP Loan

In May 2020, we entered into a promissory note with SVB under the Paycheck Protection Program of the CARES Act pursuant to which SVB agreed to make a loan to us in the amount of approximately $3.0 million. The PPP Loan matures in May 2022, bears interest at a rate of 1.0% per annum and requires no payments during the first six months from the date of the loan. The PPP Loan is unsecured and guaranteed by the SBA.

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

Based on our current and planned business operations, we believe that the net proceeds from the IPO, together with our existing cash, our availability under our Revolving Credit Facility and cash generated from expected future sales, will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If our available cash balances and cash flow from operations, if any, are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

In addition, our operating plans may change as a result of any number of factors, including those set forth above and other factors currently unknown to us, and we may need additional funds sooner than anticipated. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares of our common stock and/or declaring dividends. If we raise funds through collaborations, licensing agreements or other strategic alliances, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay the development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and reduce marketing, customer support or other resources devoted to our products or cease operations. See Part I, Item 1A. “Risk Factors — Risks Related to our Business — Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.”

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Not applicable as permitted based on our classification as a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue, inventory valuation, valuation of intangibles, revenue interest obligation and stock-based compensation. Actual results may differ from those estimates. We have identified the following critical accounting policies:

Revenue Recognition

We enter into contracts to sell and distribute products to healthcare providers or commercial partners, or are produced and sold under contract manufacturing arrangements with corporate customers which are billed under ship and bill contract terms. Revenue is recognized when we have met our performance obligations pursuant to our contracts with our customers in an amount that we expect to be entitled to in exchange for the transfer of control of the products and services to our customers. For all net sales, we have no further performance obligations and revenue is recognized when control transfers which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of our product revenue is generated from consigned inventory maintained at hospitals, and from inventory physically held by our direct sales representatives. For these types of products sales, we retain control until the product has been used or implanted, at which time revenue is recognized.

We have elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by us are included in sales and marketing costs.

Contracts with customers state the final terms of the sale, including the description, quantity, and price of each implant distributed. The payment terms and conditions in our contracts vary; however, as a common business practice, payment terms are typically due in full within 30 to 60 days of delivery. We, at times, extend volume discounts to customers. We permit returns of our products in accordance with the terms of contractual agreements with customers.

Inventory Valuation

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined using the average cost method. Inventory write-downs for unprocessed and certain processed donor tissue are recorded based on the estimated amount of inventory that will not pass the quality control process based on historical data. At each balance sheet date, we also evaluate inventories for excess quantities, obsolescence or shelf life expiration. This evaluation includes analysis of our current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions and a review of the shelf life expiration dates for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust the carrying value of the inventory to its estimated net realizable value.

Due to the judgmental nature of inventory valuation, we may from time to time be required to adjust our assumptions as processes change and as we gain better information. Although we continue to refine the assumptions, described above, on which we base our estimates, we cannot be sure that our estimates are accurate indicators of future events. Accordingly, future adjustments may result from refining these estimates. Such adjustments may be significant.

Valuation of Purchased Intangible Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. We periodically evaluate the period of amortization for purchased intangible assets to determine whether current circumstances warrant revised estimates of useful lives. We review our purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. Impairment exists when the carrying value of our asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results.

Revenue Interest Obligation

In 2017, we completed an asset purchase agreement with CorMatrix and acquired all of the CorMatrix commercial assets and related intellectual property. As part of this acquisition, we entered into a royalty agreement with Ligand pursuant to which we assumed the Revenue Interest Obligation, to Ligand, with an estimated present value on the acquisition date of  $27.7 million. The terms of the Revenue Interest Obligation require us to pay Ligand 5% of future sales of the products we acquired in the CorMatrix acquisition, subject to certain annual minimum payments. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of the acquired products exceed $100.0 million and a second $5.0 million will be due if cumulative sales exceed $300.0 million during the ten-year term of the agreement which expires on May 31, 2027.

We have estimated the fair value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of the net present value of future payments, with changes to be recorded in the consolidated statements of operations. In connection with our estimation at December 31, 2019, it was determined that the estimated future payments, discounted at the original discount rate, had decreased since the prior estimates. Such decrease was primarily the result of delays in certain regulatory approvals that will impact the timing and extent of future sales and, thereby, will reduce expected future payments to Ligand. The change to estimated future payments yielded a reduction to the total Revenue Interest Obligation of approximately $1.9 million for the year ended December 31, 2019 with such amount recognized as a gain in Other (income) expense, net in our consolidated statement of operations. There was no change to estimated future payments during the year ended December 31, 2020 and thus, no re-measurement gain or loss was recognized. The estimation of future sales and the possible attainment of sales milestones is subject to significant judgment. Different judgments would yield different valuations of the Revenue Interest Obligation and these differences could be significant.

Stock-Based Compensation

Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite vesting period of the awards on a straight-line basis.

Our policy is to grant stock options at an exercise price equal to 100.0% of the market value of a share of common stock at closing on the date of the grant. Our stock options generally have seven to ten year contractual terms and vest over a four-year period from the date of grant. We use the Black-Scholes model to value our stock option grants. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield and the risk-free interest rate. Before the completion of our IPO, our board of directors determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. We use the simplified method for estimating the expected term used to determine the fair value of options. Until our IPO in October 2020, there had been no public market for our common stock and thus, we lacked company-specific historical and implied volatility information. As a result, we estimate the expected volatility primarily based on the historical volatility of comparable companies in the industry whose share prices are publicly available and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. We use a zero-dividend yield assumption as we have not paid dividends since inception nor do we anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then recognized on a straight-line basis over the requisite service period for the entire award.

Recently Issued Accounting Pronouncements

See Note 3, “Recently Issued Accounting Standards,” to our audited consolidated financial statements included elsewhere in this Annual Report for information regarding recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates, foreign currency and inflation. The following discussion provides additional information regarding these risks.

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates during the years ended December 31, 2020 or 2019 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of December 31, 2020, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe this financial institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. Two customers represented 10% or more of our accounts receivable as of December 31, 2020.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2020 and 2019. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Item 8.	Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2015 Plan (1)	287,309	$6.43	(4)	—
2020 Plan (2)	630,128	$16.99	(4)	908,103
ESPP (3)	—	—		143,150
Equity Compensation Plans Not Approved by Stockholders	—	—		—
Total	917,437	$13.68		1,051,253
(1)	In connection with our IPO, we adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”) and, as of the consummation of our initial public offering(the “IPO”), ceased making grants or awards under the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”). To the extent stock options outstanding under the 2015 Plan are forfeited, lapse unexercised or are settled in cash, the shares of Class A common stock subject to the stock options will be available for future issuance under the 2020 Plan.
(2)	1,685,962 shares of Class A common stock were initially available for issuance under the 2020 Plan. The number of shares of Class A common stock available for issuance under the 2020 Plan automatically increases on each January 1, until and including January 1, 2030, by an amount equal to the lesser of (A) 4% of the shares of Class A common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Class A common stock as determined by our board of directors (but no more than 1,636,000 shares of Class A common stock may be issued upon the exercise of incentive stock options). In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan.

(3)	The number of shares of Class A common stock available for issuance under the ESPP automatically increases on each January 1, until and including January 1, 2030, by an amount equal to the lesser of (A) 1% of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Class A common stock as determined by our board of directors.
(4)	The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Consolidated Financial Statements are included on pages F-2 through F-24 attached hereto and are filed as part of this Annual Report. See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Description of Securities					*

10.1	Amended and Restated Credit and Security Agreement (Term Loan), dated as of July 15, 2019, by and among the Registrant and Aziyo Med, LLC, as Borrowers, Midcap Financial Trust, as Agent and as a Lender, and the additional Lenders from time to time party thereto, as amended	S-1/A	333-248788	10.13	09/30/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.2	Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of July 15, 2019, by and among the Registrant and Aziyo Med, LLC, as Borrowers, Midcap Funding IV Trust, as Agent and as a Lender, and the additional Lenders from time to time party thereto, as amended	S-1/A	333-248788	10.14	09/30/2020

10.3	U.S. Small Business Administration Paycheck Protection Program Note, dated as of May 7, 2020, by and between the Registrant and Silicon Valley Bank (previously filed as Exhibit 10.14)	S-1	333-248788	10.14	09/14/2020

10.4	Royalty Agreement, dated as of May 31, 2017, by and between Aziyo Med, LLC and Ligand Pharmaceuticals Incorporated	S-1	333-248788	10.15	09/14/2020

10.5	License Agreement, dated as of May 31, 2017, by and between Cook Biotech Incorporated and Aziyo Med, LLC	S-1	333-248788	10.16	09/14/2020

10.6	December 2017 Amendment to License Agreement, dated as of December 21, 2017, by and between Cook Biotech Incorporated and Aziyo Med, LLC	S-1	333-248788	10.17	09/14/2020

10.7	Settlement Agreement and General Release, by and between the Registrant and KeraLink International Inc. (formerly named Tissue Banks International, Inc.), dated as of April 6, 2018	S-1	333-248788	10.19	09/14/2020

10.8†	Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan (as amended)	S-1	333-248788	10.1	09/14/2020

10.9†	Aziyo Biologics, Inc. 2020 Incentive Award Plan and form of award agreements thereunder	S-1/A	333-248788	10.2	09/30/2020

10.10†	Aziyo Biologics, Inc. Non-Employee Director Compensation Program	S-1/A	333-248788	10.3	09/30/2020

10.11†	Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248788	10.4	09/30/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.12†	Amended and Restated Employment Agreement, by and between the Registrant and Ronald Lloyd, dated as of September 30, 2020	S-1/A	333-248788	10.6	09/30/2020

10.13†	Employment Agreement, by and between the Registrant and Thomas Englese, dated as of September 30, 2020	S-1/A	333-248788	10.8	09/30/2020

10.14†	Employment Agreement, by and between the Registrant and Darryl Roberts, dated as of September 30, 2020	S-1/A	333-248788	10.10	09/30/2020

10.15†	Employment Agreement, by and between the Registrant and Matthew Ferguson, dated as of September 30, 2020	S-1/A	333-248788	10.11	09/30/2020

10.16†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-248788	10.12	09/30/2020

21.1	Subsidiaries of Aziyo Biologics, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

* Filed herewith.

** Furnished herewith.

† Denotes a management contract or compensation plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aziyo Biologics, Inc.

Date: March 15, 2021	By:	/s/ RONALD LLOYD
Ronald Lloyd
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2021		/s/ MATTHEW FERGUSON
Matthew Ferguson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/Ronald Lloyd	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2021
Ronald Lloyd

/s/Matthew Ferguson	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2021
Matthew Ferguson

/s/Kevin Rakin	Chairperson of the Board of Directors	March 15, 2021
Kevin Rakin

/s/W. Matthew Zuga	Director	March 15, 2021
W. Matthew Zuga

/s/Maybelle Jordan	Director	March 15, 2021
Maybelle Jordan

/s/C. Randal Mills, Ph.D.	Director	March 15, 2021
C. Randal Mills, Ph.D.

/s/Brigid A. Makes	Director	March 15, 2021
Brigid A. Makes

AZIYO BIOLOGICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aziyo Biologics, Inc,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aziyo Biologics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 15, 2021

We have served as the Company's auditor since 2015.

Aziyo Biologics, Inc.

Consolidated Balance Sheets
(In Thousands, Except for Share and Per Share Data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash	$39,150	$2,482
Restricted cash	382	108
Accounts receivable, net	7,166	7,229
Inventory	10,117	7,190
Prepaid expenses and other current assets	2,892	1,437
Total current assets	59,707	18,446

Property and equipment, net	1,162	988
Intangible assets, net	21,865	25,262
Other assets	76	76
Total assets	$82,810	$44,772

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,054	$2,492
Accrued expenses	6,323	3,978
Payables to tissue suppliers	2,295	2,485
Current portion of long-term debt	6,310	1,692
Current portion of revenue interest obligation	2,750	2,750
Revolving line of credit	6,514	4,227
Deferred revenue and other current liabilities	533	650
Total current liabilities	26,779	18,274

Long-term debt	17,811	19,612
Long-term revenue interest obligation	16,633	16,596
Deferred revenue and other long-term liabilities	756	705
Preferred stock warrant liability	-	247
Total liabilities	61,979	55,434

Commitments and contingencies (Note 16)
Convertible preferred stock
Series A Preferred stock, $0.001 par value, 45,500,000 shares authorized and 44,550,230 shares issued and outstanding, as of December 31, 2019	-	44,449
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 4,514,543 shares authorized and 648,277 shares issued and outstanding, as of December 31, 2019	-	1
Class A Common stock, $0.001 par value, 200,000,000 shares authorized and 7,091,960 shares issued and outstanding, as of December 31, 2020	7	-
Class B Common stock, $0.001 par value, 20,000,000 shares authorized and 3,134,162 shares issued and outstanding, as of December 31, 2020	3	-
Additional paid-in capital	101,080	1,826
Accumulated deficit	(80,259)	(56,938)
Total stockholders’ equity (deficit)	20,831	(55,111)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$82,810	$44,772

The accompanying notes are an integral part of these consolidated financial statements.

Aziyo Biologics, Inc.

Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019
Net sales	$42,682	$42,901
Cost of goods sold	22,121	23,133
Gross Profit	20,561	19,768
Sales and marketing	16,845	16,161
General and administrative	13,232	9,616
Research and development	4,083	2,400
Total operating expenses	34,160	28,177
Loss from operations	(13,599)	(8,409)
Interest expense	5,633	5,381
Other (income) expense, net	2,567	(1,881)
Loss before provision for income taxes	(21,799)	(11,909)
Income tax expense	26	30
Net loss	(21,825)	(11,939)
Accretion of Convertible Preferred Stock	3,510	-
Net loss attributable to common stockholders	$(25,335)	$(11,939)

Net loss per share attributable to common stockholders – basic and diluted	$(8.88)	$(18.48)

Weighted average common shares outstanding – basic and diluted	2,852,541	645,994

The accompanying notes are an integral part of these consolidated financial statements.

Aziyo Biologics, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share and Per Share Data)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional		Total Stockholder’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2018	41,500,000	$41,411	645,143	$1	-	$-	-	$-	$1,592	$(44,999)	$(43,406)
Issuance of Convertible Preferred Stock, net of issuance costs of $12	3,050,230	3,038	-	-	-	-	-	-	-	-	-
Proceeds from stock option exercises	-	-	3,134	-	-	-	-	-	17	-	17
Stock-based compensation	-	-	-	-	-	-	-	-	217	-	217
Net loss	-	-	-	-	-	-	-	-	-	(11,939)	(11,939)
Balance, December 31, 2019	44,550,230	$44,449	648,277	1	-	-	-	-	1,826	(56,938)	(55,111)
Issuance of Convertible Preferred Stock, net of issuance costs of $9	5,864,197	8,634	-	-	-	-	-	-	-	-	-
Proceeds from stock option exercises	-	-	402	-	-	-	-	-	2	-	2
Accretion of Convertible Preferred stock	-	3,510	-	-	-	-	-	-	(2,014)	(1,496)	(3,510)
Preferred stock warrant exercises	405,000	405	-	-	-	-	-	-	474	-	474
Net exercise of Common Stock warrants	-	-	5,204	-	-	-	-	-	-	-	-
Conversion of Preferred Stock to Class A and Class B Common Stock upon Initial Public Offering	(50,819,427)	(56,998)	-	-	4,232,195	4	2,398,868	2	56,992	-	56,998
Conversion of Common Stock to Class A and Class B Common Stock upon Initial Public Offering	-	-	(653,883)	(1)	653,883	1	-	-	-	-	-
Issuance of Class A and Class B Common Stock in Initial Public Offering, net of offering costs of $7,000	-	-	-	-	2,205,882	2	735,294	1	43,021	-	43,024
Stock-based compensation	-	-	-	-	-	-	-	-	779	-	779
Net loss	-	-	-	-	-	-	-	-	-	(21,825)	(21,825)
Balance, December 31, 2020	-	$-	-	$-	7,091,960	$7	3,134,162	$3	$101,080	$(80,259)	$20,831

The accompanying notes are an integral part of these consolidated financial statements.

Aziyo Biologics, Inc.

Consolidated Statements of Cash Flows
(In Thousands)

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(21,825)	$(11,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,864	3,856
Loss on early extinguishment of debt	2,340	-
Gain on revaluation of revenue interest obligation	-	(1,883)
Loss (gain) on revaluation of preferred stock warrant liability	227	(2)
Amortization of deferred financing costs	121	142
Interest expense recorded as additional revenue interest obligation	2,682	2,856
Interest expense recorded as Convertible Preferred Stock	39	4
Stock-based compensation	779	208
Operating expense satisfied through Convertible Preferred Stock issuance	814
Changes in operating assets and liabilities:
Accounts receivable	64	(30)
Inventory	(2,927)	269
Prepaid expenses and other	(1,455)	(373)
Accounts payable and accrued expenses	1,907	(627)
Obligations to tissue suppliers	(191)	1,221
Deferred revenue and other liabilities	(65)	(927)
Net cash used in operating activities	(13,626)	(7,225)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(640)	(577)
Net cash used in investing activities	(640)	(577)
FINANCING ACTIVITIES:
Proceeds from Initial Public Offering, net of offering costs	43,024	-
Proceeds from exercise of preferred stock warrants	405	-
Net borrowings under revolving line of credit	2,286	2,588
Proceeds from Convertible Promissory Note	2,000	750
Proceeds from Convertible Preferred Stock issuance, net	3,441	2,284
Proceeds from stock option exercises	2	17
Proceeds from long-term debt	2,995	3,500
Repayments of long-term debt	(300)	(112)
Payments on revenue interest obligation	(2,645)	(1,879)
Deferred financing costs	-	(43)
Proceeds from RTI transition services agreement, net	-	874
Net cash provided by financing activities	51,208	7,979

Net increase in cash and restricted cash	36,942	177

Cash and restricted cash, beginning of year	2,590	2,413
Cash and restricted cash, end of year	$39,532	$2,590

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$5,113	$4,399
Cash paid for taxes	$32	$25
Conversion of Convertible Promissory Note to Convertible Preferred Stock	$2,000	$750

The accompanying notes are an integral part of these consolidated financial statements.

Aziyo Biologics, Inc.

Notes to Consolidated Financial Statements

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

Reverse Stock Split and Initial Public Offering

On September 25, 2020, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-13.9549 reverse stock split of the Company’s common stock, which was effected on September 29, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all share and share-related information presented in these consolidated financial statements and the accompanying notes has been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On October 13, 2020, in connection with the Company’s initial public offering (“IPO”), Aziyo issued and sold 2,941,176 shares of common stock, consisting of 2,205,882 shares of Class A common stock and 735,294 shares of Class B common stock, at a price to the public of $17.00 per share, resulting in net proceeds of approximately $43.0 million, after deducting the underwriting discount of approximately $3.5 million and offering expenses of approximately $3.5 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company believes that the net proceeds from its IPO, together with its existing cash and availability under its Revolving Line of Credit (the “Revolver”), will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the consolidated financial statements for the year ended December 31, 2020.

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

Net Loss per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Convertible Preferred Stock was considered a participating security through the completion of the IPO (see Note 12). The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. Under the two-class method, the net loss attributable to common stockholders is not allocated to the Convertible Preferred Stock as the holders of the preferred stock do not have a contractual obligation to share in losses.

Our common stock has a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average shares outstanding during the period. For purposes of the diluted net income (loss) per share attributable to common stockholders’ calculation, Convertible Preferred Stock, stock options, and preferred and common stock warrants are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for both periods presented.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

Under the provisions of the Revolving Credit Facility (see Note 8), the Company has a lockbox arrangement with the banking institution whereby daily lockbox receipts are contractually utilized to pay down outstanding balances on the Revolving Credit Facility debt. Lockbox receipts that have not yet been applied to the Revolving Credit Facility are classified as restricted cash in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash included in the consolidated balance sheets to the amounts included in the statements of cash flows (in thousands).

	December 31,
	2020	2019
Cash	$39,150	$2,482
Restricted cash	382	108
Total cash and restricted cash shown in statements of cash flows	$39,532	$2,590

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for doubtful accounts and sales returns and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowance for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowance for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowance for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company’s allowance for doubtful accounts was approximately $0.1 million as of December 31, 2020 and 2019.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the years ended December 31, 2020 and 2019.

Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 606, “Revenue from Contracts with Customers,” utilizing the modified retrospective method applied to contracts that were not completed. The adoption of the standard did not have a material impact on the timing and amounts of the Company’s revenue as the Company did not have any material remaining performance obligations, or material costs to obtain or fulfill contracts with its customers as of January 1, 2019.

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

As noted above, the Company enters into contracts to primarily sell and distribute products to healthcare providers or commercial partners, or are produced and sold under contract manufacturing arrangements with corporate customers which are billed under ship and bill contract terms. Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that the Company expects to be entitled to in exchange for the transfer of control of the products to the Company’s customers. For all product sales, the Company has no further performance obligations and revenue is recognized at the point control transfers which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and from inventory physically held by direct sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in sales and marketing costs. Shipping and handling costs were approximately $0.3 and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At December 31, 2020 and December 31, 2019, the Company maintains $40.0 million and $2.4 million, respectively, in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2020 and 2019, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary relief from some of the existing rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform. The ASU specifically provides optional practical expedients for contract modification accounting related to contracts subject to ASC 310, Receivables, ASC 470, Debt, ASC 842, Leases, and ASC 815, Derivatives and Hedging. The ASU also establishes a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients. For eligible contract modifications, the principle generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. The standard was effective upon issuance on March 12, 2020, and the optional practical expedients can generally be applied to contract modifications made and hedging relationships entered into on or before December 31, 2022. Borrowings under the Company’s term loan facility and revolving line of credit bear interest based on LIBOR or an alternate rate. Provisions currently provide the Company with the ability to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The adoption of this standard on January 1, 2021 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.” The FASB deferred the effective dates of the new credit losses standard for all entities except filers with the Securities and Exchange Commission (the “SEC”) that are not smaller reporting companies (SRCs) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Board also aligned the effective dates of ASU 2017-04 on goodwill impairment with the new effective dates of the credit losses standard. The FASB deferred the effective dates of its new standards on hedging and leases for entities that are not public business entities (PBEs) (and for leases, for entities that are not non-for-profit (NFP) entities that have issues, or are conduit bond obligors for, certain securities; and are not employee benefit plans (EBPs) that file or furnish financial statements with or to the SEC) to fiscal years beginning after December 15, 2020, and interim periods in the following year. The FASB is also reconsidering its philosophy on establishing effective dates for major standards for private companies, NFPs, EBPs and smaller public companies. The board has developed a two-bucket approach that would give these entities more time to implement major new standards. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The standard eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The standard is effective for annual reporting periods beginning after December 15, 2019. Adoption of this new standard in the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Bared Payment Accounting to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Entities will apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The standard is effective for annual reporting periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 and such adoption did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changed the impairment model for most financial assets and certain other financial instruments. The standard requires the use of a forward-looking “expected loss” model for instruments measured at amortized cost that generally will result in the earlier recognition of allowances for losses. The standard is effective for years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2019. The adoption of this standard on January 1, 2020 did not have a material impact on the Company's consolidated financial results.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). In November 2019, the FASB issued 2019-10 which extended the adoption of ASU 2016-02 for the Company to be effective periods ending after December 15, 2022. While early adoption is permitted, the company intends to adopt in accordance with the revised timeline provided by the FASB. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of December 31, 2020, the Company had 908,103 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of seven to ten years, and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	281,072	$6.00	5.2	$1,207
Granted	661,035	$16.71
Exercised	(402)	$5.50
Forfeited	(24,268)	$7.69
Outstanding, December 31, 2020	917,437	$13.68	8.1	$2,070
Vested and expected to vest, December 31, 2020	871,565	$13.68	8.1	$1,967
Vested and exercisable, December 31, 2020	178,297	$5.83	3.8	$1,391

As of December 31, 2020, there was approximately $5.6 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.6 years. The weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019 were $8.52 and $4.61, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. On October 8, 2020, in connection with the IPO, the Company granted RSUs covering 147,883 shares of Class A Common Stock, which vest in their entirety on the third anniversary date of the RSU grant, or upon a Change in Control (as defined in the 2020 Plan), if earlier, subject to continued service.

The total fair value of the RSUs granted during the year ended December 31, 2020 of $2.5 million was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the three-year period of vesting. The weighted average grant date fair value of the RSUs granted during the year ended December 31, 2020 was $17.00. As of December 31, 2020, $2.3 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

In connection with the IPO, the Company also adopted the Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which authorizes the issuance upon the terms and subject to the provisions of the ESPP of a number of shares of Class A common stock (the “ESPP Reserve”). Under the ESPP, eligible employees are permitted to purchase Class A common stock at a discount through payroll deductions. A total of 143,150 shares of Class A common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2020, by an amount set forth in the ESPP Plan. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period.

As of December 31, 2020, no shares of common stock had been issued to employees under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2020 and 2019 comprised of the following (in thousands):

	Year Ending December 31,
	2020	2019
Sales and marketing	$64	$-
General and administrative	681	208
Research and development	9	-
Cost of goods sold	25	-
Total stock-based compensation expense	$779	$208

The Company uses the Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. Before the completion of the Company’s IPO, the Board of Directors determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is primarily based on the historical volatility of comparable companies in the industry whose share prices are publicly available. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options, reduced by an estimated forfeiture rate, and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of options during the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Expected term (years)	6.2	5.0
Risk-free interest rate	0.5%	2.0%
Volatility factor	55%	56%
Dividend yield	-	-

Note 5. Inventories

Inventories as of December 31, 2020 and 2019 were comprised of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$1,507	$928
Work in process	708	1,164
Finished goods	7,902	5,098
Total	$10,117	$7,190

Note 6. Property and Equipment

Property and equipment as of December 31, 2019 and 2020 are as follows (in thousands):

	December 31,
	2020	2019
Processing and research equipment	$3,585	$3,062
Leasehold improvements	589	562
Office equipment and furniture	151	148
Computer hardware and software	1,197	1,111
	5,522	4,883
Less: accumulated depreciation and amortization	(4,360)	(3,895)
Property and equipment, net	$1,162	$988

Depreciation expense on property and equipment totaled approximately $0.5 million for each of the years ended December 31, 2020 and 2019, of which approximately $0.3 million are included within cost of goods sold in the accompanying Consolidated Statements of Operations.

Note 7. Intangible Assets

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property. A substantial portion of the assets acquired consisted of intangible assets related to the acquired products and customer relationships. Management determined that the estimated acquisition-date fair values of the intangible assets related to acquired products and customer relationships were $29.3 million and $4.7 million, respectively.

The components of identified intangible assets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired products	$29,317	$(10,483)	$18,834	$29,317	$(7,558)	$21,759
Customer relationships	4,723	(1,692)	3,031	4,723	(1,220)	3,503
Total	$34,040	$(12,175)	$21,865	$34,040	$(8,778)	$25,262

Acquired products and customer relationships are both amortized over a ten-year period. Amortization expense totaled approximately $3.4 million for each of the years ended December 31, 2020 and 2019, which is included in cost of goods sold in the accompanying Consolidated Statements of Operations. Annual amortization expense is expected to be approximately $3.4 million during each of the years ended December 31, 2021, 2022, 2023, 2024 and 2025.

Note 8. Long-Term Debt

On May 31, 2017, in connection with the Company’s acquisition of CorMatrix described in Note 7, Aziyo entered into a $12 million term loan facility (the “Term Loan Facility”) and an $8 million asset-backed revolving line of credit (the “Revolving Credit Facility”), under which the Company’s borrowing capacity is limited by certain qualifying assets, with a financial institution (the “May 2017 Financing”). As of December 31, 2020 and 2019, the Company’s borrowing capacity under its Revolving Credit Facility was $8.0 million and $7.9 million, respectively. The Term Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the Term Loan Facility to $20 million. Borrowings under the Term Loan Facility, as amended, bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. The agreement governing the Term Loan Facility provides for interest only payments through January 2021 and interest and equal monthly principal payments from February 2021 through maturity in July 2024. However, the Term Loan Facility also provides that if certain conditions were satisfied prior to December 1, 2020 (including the completion of a qualified initial public offering and no continuing default or event of default), interest only payments may, upon our request, be extended to August 1, 2021. Accordingly, based on the Company’s successful completion of its IPO, Aziyo exercised this interest-only period extension right and as such, interest and equal principal payments will be made from August 1, 2020 through maturity in July 2024.

The agreement that governs the Term Loan Facility, as amended, requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the borrowing base of the Revolving Credit Facility is calculated. In addition, the Company is required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the years ended December 31, 2020 and 2019.

Both the Term Loan Facility and the Revolving Credit Facility also permit optional prepayments.

The agreement governing the Term Loan Facility also includes an exit fee of 6.5% of the aggregate principal amount and prepayment penalties of 2% to 4% if repaid prior to maturity. The weighted average interest rate on Term Loan Facility borrowings was 7.8% and 9.7%, respectively, for the years ended December 31, 2020 and 2019. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The agreement governing the Revolving Credit Facility includes an unused line fee in an amount equal to 0.5% per annum of the unused borrowing capacity and prepayment penalties of 2% to 4% on the $8 million borrowing capacity if terminated by the Company prior to its expiration in July 2024. The weighted average interest rate on Revolving Credit Facility borrowings was 5.4% and 7.1%, respectively, for the years ended December 31, 2020 and 2019. Both debt instruments contain events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the United States Food and Drug Administration or such other material adverse event impacting the operations of Aziyo. The debt instruments also include a financial covenant based on cumulative minimum net product revenue, as defined, restrictions as to payment of dividends, and are secured by all assets of the Company. As of December 31, 2020, Aziyo was in compliance with this financial covenant.

In consummating the July 2019 Amendment to the Term Loan Facility, Aziyo paid origination fees of approximately $0.04 million and accrued exit fees of  $0.4 million.

In conjunction with the May 2017 Financing and the amendment thereto, the Company issued to the financial institution warrants to purchase 405,000 shares of Aziyo’s Convertible Preferred Stock at $1.00 per share. The warrants were exercisable through the first to occur of  (a) May 31, 2027 (in the case of warrants to purchase 360,000 shares of Convertible Preferred Stock) or December 14, 2027 (in the case of warrants to purchase 45,000 shares of Convertible Preferred Stock), and (b) the earlier of  (i) a Sale Transaction (as defined in the Company’s Certificate of Incorporation) or (ii) an initial public offering of the Company’s common stock. All warrants were exercised in connection with the IPO noted in Note 1. The Company accounts for stock warrants in accordance with ASC Topic 815 Derivatives and Hedging - Contracts in Entity’s Own Equity,” as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. As described in Note 10, all of the Company’s issued and outstanding Convertible Preferred Stock warrants are accounted for as a liability and are valued using the Black Scholes model. Upon issuance, the Company valued such warrants at $286,267. The recognition of these warrants served to reduce the recorded value of the associated Term Loan Facility borrowings. This resulting debt discount will be recognized as interest expense through the maturity of the Term Loan Facility.

During 2017, the Company restructured certain of its liabilities with a tissue supplier and entered into an unsecured promissory note totaling $2.1 million. The note bears interest at 5% and includes quarterly interest-only payments in 2017 and quarterly interest and principal payments from March 31, 2018 through August 31, 2020. The notes are subordinated in payment to the Term Loan Facility and Revolving Credit Facility and in both 2020 and 2019, the Company’s senior lender restricted payment of the amounts due.

In April 2020, the Company issued convertible, subordinated promissory notes (the “2020 Bridge Notes”) with a total principal of approximately $2.0 million. The 2020 Bridge Notes have an interest rate of 5%, are repayable upon demand by the holders any time after April 1, 2025 and shall automatically be converted into the Company’s shares of capital stock upon the closing of an issuance of the Company’s shares of capital stock to one or more investors that results in gross cash proceeds to the Company of at least Three Million Dollars ($3 million). The number of securities to be issued in connection with the conversion of these notes shall equal (i) the sum of the outstanding principal amount of, and all accrued but unpaid interest on, these notes divided by (ii) the cash purchase price per security paid by the investors in the financing. See Note 12 for discussion of the conversion of these notes into Convertible Preferred Stock in September 2020.

In May 2020, Aziyo entered into a promissory note with Silicon Valley Bank that provided for the receipt by the Company of loan proceeds totaling approximately $3.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan bears interest at a rate of 1.0% per annum with monthly principal and interest payments from March 2021 and ending on the maturity date of May 7, 2022. The PPP Loan contains events of default and other provisions customary for a loan of this type. If the PPP Loan amount, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the CARES Act, the amount so forgiven shall be applied to both interest and principal. The Company is not yet able to determine the amount to be forgiven, and as such, has recorded the PPP loan as a liability until Aziyo is released as the primary obligor for all or a portion of the loan.

As of December 31, 2020, the contractual maturities of the long-term debt are as follows (in thousands):

Years ending December 31,	Term Loan	PPP Loan	Note to Tissue Supplier	Total
2021	$2,778	$2,140	$1,392	$6,310
2022	6,667	855	-	7,522
2023	6,667	-	-	6,667
2024	3,888	-	-	3,888
Total	20,000	2,995	1,392	24,387
Debt Discount	(62)	-	-	(62)
Deferred Financing Costs	(204)		-	(204)
Total, net	19,734	2,995	1,392	24,121
Current Portion	(2,778)	(2,140)	(1,392)	(6,310)
Long-term Debt	$16,956	$855	$-	$17,811

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of December 31, 2020 and 2019.

The Company had a warrant outstanding to purchase up to 7,656 shares of common stock, at an exercise price of  $5.44 per share, which had been issued in connection with a prior financing arrangement. This warrant was fully exercised in connection with the IPO described in Note 1.

Note 9. Revenue Interest Obligation

As part of the CorMatrix asset acquisition described in Note 7, the Company assumed a restructured, long-term obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) with an estimated present value on the acquisition date of  $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Revenue Interest Obligation require Aziyo to pay Ligand, 5% of future sales of the products Aziyo acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and Vascure, as well as products substantially similar to those products, such as the version of CanGaroo Aziyo is currently developing that is designed to have anti-infective properties.

Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100.0 million and a second $5.0 million will be due if cumulative sales exceed $300.0 million during the ten-year term of the agreement which expires on May 31, 2027.

The Company recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments serving to establish the short-term portion. Interest expense related to the Revenue Interest Obligation of approximately $2.7 million and $2.9 million was recorded for the years ended December 31, 2020 and 2019, respectively. See Note 10 for discussion of the value of this debt instrument.

Note 10. Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrant liability	$-	$-	$247	$247
Revenue Interest Obligation*	-	-	19,346	19,346
Total	$-	$-	$19,593	$19,593

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Revenue Interest Obligation*	-	-	19,383	19,383
Total	$-	$-	$19,383	$19,383

*Net Present Value; see discussion of value below

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Convertible Preferred Stock (see Note 8) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assesses these assumptions and estimates at each reporting period as updated information impacting the assumptions becomes available. An increase in the fair value of the preferred stock warrants during the year ended December 31, 2020 resulted in a loss to the Company of approximately $0.2 million and such charge was recognized as Other (income) expense in the Consolidated Statements of Operations. As described in Note 8, all preferred stock warrants were exercised in connection with the IPO and upon such exercise, the preferred stock warrant liability was reclassified to additional paid-in capital in the accompanying Consolidated Balance Sheets.

The Company has estimated the value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the Consolidated Statements of Operations using the catch-up method. In connection with the Company’s estimations at December 31, 2019, it was determined that the estimated future payments have decreased since the estimates made in the prior year. Such decrease was primarily the result of delays in certain regulatory approvals that will impact the timing and extent of future sales and thereby, will reduce expected future payments to Ligand. The change to estimated future payments yielded a reduction to the total Revenue Interest Obligation of approximately $1.9 million during the year ended December 31, 2019 with such amount recognized as a gain included in Other (income) expense, net in the accompanying Consolidated Statements of Operations. There was no change to estimated future payments during the year ended December 31, 2020 and thus, no re-measurement gain or loss was recognized.

The following table provides a rollforward of the aggregate fair values of the preferred stock warrant liability and Revenue Interest Obligation categorized with Level 3 inputs for the years ended December 31, 2020 and 2019 (in thousands):

	Preferred Stock Warrant Liability	Revenue Interest Obligation
Balance as of January 1, 2019	$249	$20,253
Fair value adjustment to warrant liability	(2)	-
Payments on Revenue Interest Obligation	-	(1,879)
Interest accrued to Revenue Interest Obligation	-	2,856
Fair value adjustment to Revenue Interest Obligation	-	(1,884)
Balance as of December 31, 2019	$247	$19,346
Fair value adjustment to warrant liability	227	-
Payments on Revenue Interest Obligation	-	(2,645)
Interest accrued to Revenue Interest Obligation	-	2,682
Exercise of Preferred Stock Warrant	(474)	-
Balance as of December 31, 2020	$-	$19,383

There were no transfers among Level 1, Level 2, or Level 3 categories during any of the periods presented.

Note 11. Income Taxes

The Company is subject to income taxes in the United States. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are calculated based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted income tax rates expected to be in effect during the years in which the temporary differences are expected to reverse.

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Years Ended December 31,
	2020	2019
Tax benefit at U.S. statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	1.1%	2.2%
Nondeductible expenses	(3.1)%	(0.7)%
State law changes	(3.0)%	(1.4)%
Other	(0.3)%	(1.4)%
Change in valuation allowance	(15.8)%	(20.0)%
Income tax expense	(0.1)%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. As of December 31, 2020 and 2019, significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Tax goodwill	$3,428	$3,950
Net operating loss carryforwards	10,008	7,365
Inventory	949	744
Deferred revenue	131	275
Acquired intangibles	908	686
Revenue interest obligation	789	238
Interest expense	1,248	581
Other	1,094	702
Total assets	18,555	14,541

Deferred tax liabilities:
Prepaid expenses	(556)	(134)
Total liabilities	(556)	(134)

Total net deferred tax asset	17,999	14,407
Valuation allowance	(17,999)	(14,407)
Net deferred tax asset, net of valuation allowance	$-	$-

The Company did not recognize any deferred benefit for income taxes for the years ended December 31, 2020 and 2019, as the increases to the respective net deferred tax assets of  $3.6 million and $2.4 million, respectively, were offset by corresponding increases to the Company’s deferred tax asset valuation allowance due to uncertainty of realizing the deferred tax assets.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Based on the uncertainty of future taxable income generation, as of December 31, 2019 and 2020, the Company has provided valuation allowances against all deferred tax assets.

The Company regularly assesses the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The income tax expense for the years ended December 31, 2020 and 2019 relates to current amounts due on certain state tax obligations.

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $44.4 million, comprised of  $17.7 million that will expire beginning in 2036 and $26.7 million that have no expiration date. The Company also had state net operating loss carryforwards of approximately $11.8 million that will expire beginning in 2030. Utilization of the net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.

As of December 31, 2020, the Company had no unrecognized tax benefits.

Note 12. Stockholders’ Equity

At inception, Aziyo was capitalized through the sale of 19.5 million shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”). Since inception, the Company has issued an additional 30.9 million shares of Convertible Preferred Stock yielding proceeds of approximately $30.4 million, which were used for general corporate purposes and the CorMatrix Acquisition. During the years ended December 31, 2020 and 2019, Convertible Preferred Stock offerings totaled approximately $5.4 million and $3.0 million, respectively. The proceeds raised in the 2019 offering included the conversion of a $0.75 million Convertible Promissory Note (issued in November 2019), and the related accrued interest, into the Convertible Preferred Stock. The Convertible Preferred Stock issued during the year ended December 31, 2020 occurred primarily in September 2020 at which time the Company completed the sale of 3.0 million shares of Convertible Preferred Stock for net proceeds of approximately $3.0 million. At the same time, the 2020 Bridge Notes of $2.0 million (issued in April 2020), and related accrued interest, converted into approximately 2.0 million shares of Convertible Preferred Stock.

The fair value of the 3.0 million shares of Convertible Preferred Stock described above exceeded the purchase price of the Convertible Preferred Stock by $3.5 million. Such excess was accounted for as a deemed dividend to the Convertible Preferred Stock and was recorded as “Accretion of Convertible Preferred Stock” in the Consolidated Statements of Operations to arrive at “Net Loss Attributable to Common Shareholders” and will be included in the numerator of basic Earnings Per Share. With respect to the Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit, these deemed dividends have been recorded such that Additional Paid-in Capital was first eliminated and any residual dividends served to reduce Accumulated Deficit. Additionally, the fair value of the 2.0 million shares of Convertible Preferred Stock issued upon conversion of Convertible Bridge Notes exceeded the face value of the Convertible Bridge Notes by $2.3 million. Such excess has been recorded as Loss on Early Extinguishment of Debt within Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

As consideration for the advisory services provided to Aziyo in connection with the CorMatrix Acquisition, an agreement was executed between Aziyo and HighCape Partners Management, L.P. whereby upon consummation by Aziyo of a sale transaction, as defined in the Company’s Certificate of Incorporation, or an initial public offering of the Company’s common stock, Aziyo would be required to pay HighCape a fee totaling $0.75 million. In September 2020, the Company’s obligation in respect of this fee was extinguished in connection with the issuance of 375,000 shares of Convertible Preferred Stock. Such Convertible Preferred Stock and the associated expense was recorded at its fair value of approximately $0.8 million.

Dividends

The holders of Convertible Preferred Stock are entitled to receive noncumulative dividends as declared by the Board of Directors. The holders of Convertible Preferred Stock shall be entitled to receive dividends prior and in preference to any payment of any dividend on common stock. No dividends were declared by the Board of Directors from inception through the conversion of such Convertible Preferred Stock to common stock as noted below.

Conversion

The Convertible Preferred Stock is convertible at the election of the holders into shares of the Company’s common stock that would result in a conversion ratio of one share of common stock for every 13.9549 shares of Convertible Preferred Stock held. In addition to this voluntary conversion, each share of Convertible Preferred Stock will automatically be converted into shares of common stock upon (i) the written consent of the required holders (as defined) or (ii) the closing of the sale of shares of common stock to the public at a price of at least $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock), in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30 million of gross proceeds to the Company. In case of an underwritten public offering, immediately prior to closing, the holders of Convertible Preferred Stock are entitled to receive additional shares of (the “Liquidation Shares”) of common stock as determined by dividing the Convertible Preferred Stock Preference Amount, as defined below, by the price per Common Shares in the underwritten public offering.

At the closing of the IPO, all outstanding shares of the Convertible Preferred Stock, including Convertible Preferred Stock resulting from the warrant exercises described in Note 8 and the Liquidation Shares, converted into 4,232,195 shares of Class A common stock and 2,398,868 shares of Class B common stock, and the related carrying value was reclassified to the respective common stock accounts and additional paid-in capital. Other than voting rights, the Class B common stock has the same rights as the Class A common stock. It was at the discretion of certain holders of the Convertible Preferred Stock that they receive non-voting Class B common stock. When such non-voting Class B common shares are sold by the current holders, they will automatically convert to Class A common stock. There were no shares of Convertible Preferred Stock outstanding as of the closing of the IPO on October 13, 2020.

The Convertible Preferred Stock does not have a mandatory redemption date. However, while it is not mandatorily redeemable, until conversion, the Convertible Preferred Stock was reclassified into mezzanine equity because it will become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control. That is, unless a majority of the holders of the then outstanding preferred stock, on an as-if-converted to common stock basis, elect otherwise, deemed liquidation events include a sale of all or substantially all of Aziyo’s assets or a sale of at least fifty percent (50%) of the issued and outstanding voting securities, capital stock, or other comparable equity or ownership interest in Aziyo.

Upon issuance of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities. The Company determined that the preferred stock did not require the Company to separately account for the liquidation features.

At the IPO date, the Company authorized 10,000,000 shares of Preferred Stock with a par value per share of $0.001. If issued, this new Preferred Stock shall have the rights and preferences as determined by the Company’s Board of Directors.

Note 13. Retirement Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million for each of the years ended December 31, 2020 and 2019.

Note 14. Net Loss Per Share Attributable to Common Stockholders

	December 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Net loss attributable to common stockholders	$(25,335)	$(11,939)
Denominator:
Weighted average number of common shares, basic and diluted	2,852,541	645,994
Net loss per common share attributable to common stockholders, basic and diluted	$(8.88)	$(18.48)

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

	December 31,
	2020	2019
Convertible Preferred Stock	-	3,192,444
Options to purchase common stock	917,437	281,072
Common stock warrants	-	7,656
Preferred stock warrants	-	29,022
Total	917,437	3,510,194

Note 15. Distribution Agreements

ViBone Exclusivity Agreement

In August 2018, the Company entered into an agreement with Surgalign Holdings, Inc. (formerly RTI Surgical, Inc.) (“Surgalign Holdings”) for the exclusive distribution in the United States of the Company’s ViBone® cellular bone product. Such agreement includes requirements that Surgalign Holdings purchase certain annual minimum quantities for years 2019 through 2021 and also included an upfront payment of $2 million for the exclusivity. Such upfront payment was recorded as deferred revenue and is being amortized into revenue through the 2021 minimum purchase period. During each of the years ended December 31, 2020 and 2019, Aziyo recognized approximately $0.6 million of the $2 million as revenue, respectively.

For the transition period, beginning with the commencement of the agreement and ending on December 31, 2018, Aziyo performed the billing and collections on behalf of Surgalign Holdings for certain existing ViBone customers. During this period, Aziyo also paid, on behalf of Surgalign Holdings, the related sales commissions to independent sales representatives. When Aziyo bills customers on Surgalign Holdings’ behalf, a liability due to Surgalign Holdings is recorded which is offset by the related commissions paid or to be paid on such sales. Amounts collected from customers by Aziyo on the transition period billings less the related commission amounts paid is included as a net cash inflow from financing activities on the Consolidated Statement of Cash Flows. All revenue on sales under the ViBone exclusivity agreement is recognized at the contractual transfer price from Surgalign Holdings upon shipment of the goods to the customer.

Significant Customers

The Company sells certain of its products under large contract manufacturing or distribution arrangements. The following table presents percentage of total revenues derived from the Company’s largest customers:

	Year Ended December 31,
	2020	2019
Percent of revenues derived from:
Medtronic Sofamor Danek USA	17%	3%
Surgalign Holdings	10%	12%
Osiris Therapeutics	1%	12%

	December 31,
	2020	2019
Percent of accounts receivable derived from:
Medtronic Sofamor Danek USA	34%	12%
Surgalign Holdings	13%	23%
Osiris Therapeutics	-%	14%

Note 16. Commitment and Contingencies

Operating Leases

The Company leases two production facilities and one administrative and research facility under non-cancelable operating lease arrangements that expire through November 2025. All leases contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The Company records rent expense on a straight-line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in accrued liabilities on the balance sheet. Rent expense for the years ended December 31, 2020 and 2019 was approximately $1.2 million and $1.1 million, respectively, and is included as a component of either cost of goods sold or general and administrative expenses.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2020 are as follows (in thousands):

Years ending December 31,
2021	$1,148
2022	1,105
2023	948
2024	781
2025	594
Total	$4,576

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook. The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the years ended December 31, 2020 and 2019. Aziyo has also entered into an amendment to the Cook license agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of  $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Aziyo. The Company, in its sole discretion, can terminate the license agreement at any time.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of December 31, 2020, the Company was not a party to, or aware of, any material legal matters or claims.

Note 17. Related Party Transactions

Prior to the IPO, the Company had a management services agreement with an affiliate of HighCape Partners through which strategic, operational and management consulting services are provided to the Company. During the years ended December 31, 2020 and 2019, the Company recorded expenses totaling $0.2 million and $0.3 million for these services. As of December 31, 2019, approximately $0.01 million was recorded as an accrued expense related to such management fees. The management services agreement terminated upon completion of the IPO and all amounts due thereunder were paid as of December 31, 2020.

As part of the contribution of assets transacted from Tissue Banks International, now KeraLink International, to Aziyo upon formation of the Company, a provision existed which guaranteed a certain level of working capital, as defined, on the opening balance sheet of Aziyo. Such guarantee was largely finalized in 2016; however, an additional $0.4 million was received by the Company in connection with a settlement reached in 2018. Furthermore, as part of the 2018 settlement, it was agreed that when Keralink sells its Aziyo common shares for net proceeds greater than $550,000, Keralink is obligated to pay Aziyo $550,000 within three days of such cash being received. While terms exist in the settlement agreement that would require Keralink to pay such amount after Aziyo’s IPO, these terms include the registration of the Keralink’s Aziyo holdings with the SEC. As the registration of Keralink’s Aziyo shares has not occurred and is not solely under the control of Aziyo, no amounts have been recorded in the accompanying consolidated financial statements for this gain contingency.

Note 18. Segment Information

The Company operates as one segment, regenerative medicines. The segment is based on financial information that is utilized by the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, to assess performance and allocate resources.

For the years ended December 31, 2020 and 2019, the Company’s net sales disaggregated by the major sources – Core Products and Non-Core Products (see Note 1) - were as follows (in thousands):

	Year Ended December 31,
Sales by product	2020	2019
Core Products	$36,216	$30,918
Non-Core Products	6,466	11,983
Total Net Sales	$42,682	$42,901

During the years ended December 31, 2020 and 2019, the Company did not have any international product sales to specific countries where such country-specific sales represented material product sales, and the Company did not own any long-lived assets outside the United States.