Form 10-Q
period 2021-03-31
AZIYO BIOLOGICS, INC.
filed 2021-05-07
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

____________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AZYO	The Nasdaq Global Market

____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No        ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2021, there were 7,093,593 shares of the registrant’s Class A common stock and 3,134,162 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, projected growth in our net sales, seasonality, business strategy, policies and approach, including, without limitation, expectations regarding our products and their targeted effects, plans for our sales and marketing growth and anticipated expansion of our product development and clinical and research activities, expectations regarding competition, our competitive advantages, regulations that impact our business, and overall clinical and commercial success, expectations regarding the forgiveness of all or a portion of our loan pursuant to the CARES Act and the potential impact of the COVID-19 pandemic on our business. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, the other important factors identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, in Part I, Item 1A, “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”) and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.aziyo.com/reports. These risks and uncertainties include, but are not limited to:

•	our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;

•	our dependence on our commercial partners and independent sales agents to generate a substantial portion of our net sales;

•	our failure to maintain our relationships with our existing contract manufacturing customers and enter into agreements with new contract manufacturing customers, or if existing contract manufacturing customers reduce purchases of our products;

•	our ability to successfully expand, manage and maintain our direct sales force;

•	our ability to achieve or sustain profitability;

•	the adverse impacts of the novel strain of coronavirus disease, COVID-19 or any other future pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;

•	adverse changes in general domestic and global economic conditions and instability and disruption of credit markets, including as a result of the current COVID-19 pandemic or any other outbreak of an infectious disease;

•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

•	the continued and future acceptance of our products by the medical community;

•	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities for our products and product candidates; and

•	our ability to obtain, maintain and adequately protect our intellectual property rights.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Quarterly Report includes our trademarks, trade names and service marks, including, without limitation, “Aziyo®,” “CanGaroo®,” “ProxiCor®,” “Tyke®,” “VasCure®,” “FiberCel®,” “ViBone®,” “OsteGro®,” “SimpliDerm®” and our logo, which are our property and are protected under applicable intellectual property laws. This Quarterly Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks may appear in this Quarterly Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report which can be found at https://investors.aziyo.com/reports. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$30,410	$39,150
Restricted cash	91	382
Accounts receivable, net	8,762	7,166
Inventory	10,218	10,117
Prepaid expenses and other current assets	2,427	2,892
Total current assets	51,908	59,707

Property and equipment, net	1,210	1,162
Intangible assets, net	21,015	21,865
Other assets	76	76
Total assets	$74,209	$82,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,968	$2,054
Accrued expenses	5,022	6,323
Payables to tissue suppliers	2,571	2,295
Current portion of long-term debt	8,618	6,310
Current portion of revenue interest obligation	2,750	2,750
Revolving line of credit	3,450	6,514
Deferred revenue and other current liabilities	392	533
Total current liabilities	24,771	26,779

Long-term debt	15,533	17,811
Long-term revenue interest obligation	16,631	16,633
Deferred revenue and other long-term liabilities	830	756
Total liabilities	57,765	61,979
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020, and 7,092,521 and 7,091,960 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	7	7
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of March 31, 2021 and December 31, 2020 and 3,134,162 issued and outstanding as of March 31, 2021 and December 31, 2020	3	3
Additional paid-in capital	101,760	101,080
Accumulated deficit	(85,326)	(80,259)
Total stockholders’ equity	16,444	20,831
Total liabilities and stockholders' equity	$74,209	$82,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aziyo Biologics, Inc.

CONDENSED consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net sales	$12,884	$9,863
Cost of goods sold	6,555	4,648
Gross Profit	6,329	5,215

Sales and marketing	4,703	4,482
General and administrative	3,605	2,606
Research and development	1,720	1,309
Loss from operations	(3,699)	(3,182)

Interest expense	1,355	1,373
Loss before provision for income taxes	(5,054)	(4,555)

Income tax expense	13	5
Net loss	$(5,067)	$(4,560)
Net loss per share – basic and diluted	$(0.50)	$(7.03)

Weighted average common shares outstanding – basic and diluted	10,226,152	648,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aziyo Biologics, Inc.

CONDENSED Consolidated Statements of Changes in Convertible
Preferred Stock and Stockholders’ EQUITY (Deficit)
(In Thousands, Except Share Amounts)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	-	$-	-	$-	7,091,960	$7	3,134,162	$3	$101,080	$(80,259)	$20,831
Proceeds from stock option exercises	-	-	-	-	561	-	-	-	3	-	3
Stock-based compensation	-	-	-	-	-	-	-	-	677	-	677
Net loss	-	-	-	-	-	-	-	-	-	(5,067)	(5,067)
Balance, March 31, 2021	-	$-	-	$-	7,092,521	$7	3,134,162	$3	$101,760	$(85,326)	$16,444

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2019	44,550,230	$44,449	648,277	$1	-	$-	-	$-	$1,826	$(56,938)	$(55,111)
Issuance of Convertible Preferred Stock	449,770	450	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	54	-	54
Net loss	-	-	-	-	-	-	-	-	-	(4,560)	(4,560)
Balance, March 31, 2020	45,000,000	$44,899	648,277	$1	-	$-	-	$-	$1,880	$(61,498)	$(59,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aziyo Biologics, Inc.

CONDENSED consolidated Statements of Cash Flows
(In Thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(5,067)	$(4,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	933	974
Amortization of deferred financing costs	30	30
Interest expense recorded as additional revenue interest obligation	663	664
Stock-based compensation	677	54
Changes in operating assets and liabilities:
Accounts receivable	(1,596)	1,600
Inventory	(101)	(1,985)
Prepaid expenses and other	465	-
Accounts payable and accrued expenses	(1,387)	132
Obligations to tissue suppliers	276	158
Deferred revenue and other liabilities	(67)	(105)
Net cash used in operating activities	(5,174)	(3,038)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(131)	(62)
Net cash used in investing activities	(131)	(62)
FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving line of credit	(3,064)	1,591
Proceeds from Convertible Preferred Stock issuance, net	-	450
Proceeds from stock option exercises	3	-
Repayments of long-term debt	-	(300)
Payments on revenue interest obligation	(665)	(605)
Net cash (used in) provided by financing activities	(3,726)	1,136

Net decrease in cash and restricted cash	(9,031)	(1,964)

Cash and restricted cash, beginning of period	39,532	2,590
Cash and restricted cash, end of period	$30,501	$626

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$1,243	$1,201
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aziyo Biologics, Inc.

NOTES TO CONDENSED consolidated FINANCIAL Statements

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

On October 13, 2020, in connection with the Company’s initial public offering (“IPO”), we issued and sold 2,941,176 shares of common stock, consisting of 2,205,882 shares of Class A common stock and 735,294 shares of Class B common stock, at a price to the public of $17.00 per share, resulting in net proceeds to the Company of approximately $43.0 million, after deducting the underwriting discount of approximately $3.5 million and offering expenses of approximately $3.5 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2020. The financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company believes that the net proceeds from its IPO, together with its existing cash and availability under its Revolving Line of Credit (the “Revolver”), will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2021.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year financial statement presentation. The reclassifications relate to certain executive compensation costs and technical operations expenses at the Company’s Richmond, California plant. As follows are the total amounts reclassified for the three months ended March 31, 2020 along with the line items in the condensed consolidated statement of operations that were impacted (in thousands).

Increase (Decrease) From Previously Reported Amounts
Sales and marketing	$148
General and administrative	(575)
Research and development	427

These reclassifications did not impact the Company’s consolidated earnings or assets for the three months ended March 31, 2020.

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

Net Loss per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Convertible Preferred Stock was considered a participating security through the completion of the IPO. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. Under the two-class method, the net loss attributable to common stockholders is not allocated to the Convertible Preferred Stock as the holders of the preferred stock do not have a contractual obligation to share in losses.

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

Under the provisions of the Revolving Credit Facility (see Note 6), the Company has a lockbox arrangement with the banking institution whereby daily lockbox receipts are contractually utilized to pay down outstanding balances on the Revolving Credit Facility debt. Lockbox receipts that have not yet been applied to the Revolving Credit Facility are classified as restricted cash in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash included in the condensed consolidated balance sheets to the amounts included in the statements of cash flows (in thousands).

	March 31,
	2021	2020
Cash	$30,410	$542
Restricted cash	91	84
Total cash and restricted cash shown in statements of cash flows	$30,501	$626

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Processing and research equipment	5 to 10 years
Office equipment and furniture	3 to 5 years
Computer hardware and software	3 years

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three months ended March 31, 2021 or 2020.

Revenue Recognition

The Company’s revenue is generated from contracts with customers in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At March 31, 2021, the Company maintained $30.5 million in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2021 and 2020, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of March 31, 2021, the Company had 502,216 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of seven to ten years, and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	917,437	$13.68	8.1	$2,070
Granted	325,007	$14.53
Exercised	(561)	$5.44
Forfeited	(3,335)	$15.89
Outstanding, March 31, 2021	1,238,548	$13.90	8.4	$2,119
Vested and exercisable, March 31, 2021	197,041	$6.00	3.6	$1,541

As of March 31, 2021, there was approximately $7.9 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.6 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $8.46.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested, December 31, 2020	147,883	$17.00
Granted	84,215	$14.53
Vested	-	$-
Forfeited	-	$-
Outstanding, March 31, 2021	232,098	$16.10

The total fair value of the RSUs granted during the three months ended March 31, 2021 of $1.2 million was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the vesting period of three to four years. As of March 31, 2021, $3.3 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 3.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2021 and 2020 comprised of the following (in thousands):

	Three Months Ending March 31,
	2021	2020
Sales and marketing	$128	$-
General and administrative	411	54
Research and development	109	-
Cost of goods sold	29	-
Total stock-based compensation expense	$677	$54

The Company uses the Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. Before the completion of the Company’s IPO, the Board of Directors determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is primarily based on the historical volatility of comparable companies in the industry whose share prices are publicly available. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options, and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of options during the three months ended March 31, 2021 and 2020:

	Three Months Ending March 31,
	2021	2020
Expected term (years)	6.1	5.0
Risk-free interest rate	1.0%	1.89%
Volatility factor	64%	55%
Dividend yield	-	-

Note 5. Inventories

Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,689	$1,507
Work in process	907	708
Finished goods	7,622	7,902
Total	$10,218	$10,117

Note 6. Long-Term Debt

On May 31, 2017, in connection with the Company’s acquisition of CorMatrix described in Note 7, Aziyo entered into a $12 million term loan facility (the “Term Loan Facility”) and an $8 million asset-backed revolving line of credit (the “Revolving Credit Facility”), under which the Company’s borrowing capacity is limited by certain qualifying assets, with a financial institution (the “May 2017 Financing”). As of both March 31, 2021 and December 31, 2020, the Company’s borrowing capacity under its Revolving Credit Facility was $8.0 million. The Term Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the Term Loan Facility to $20 million. Borrowings under the Term Loan Facility, as amended, bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. In January 2021, based on its IPO, the Company exercised its right to extend the interest-only payment period for the Term Loan Facility to August 1, 2021 and, accordingly, interest and equal principal payments will be made beginning August 1, 2020 through maturity in July 2024.

The agreement that governs the Term Loan Facility, as amended, requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the borrowing base of the Revolving Credit Facility is calculated. In addition, the Company is required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the three months ended March 31, 2021 and 2020.

Both the Term Loan Facility and the Revolving Credit Facility also permit optional prepayments.

The agreement governing the Term Loan Facility also includes an exit fee of 6.5% of the aggregate principal amount and prepayment penalties of 2% to 4% if repaid prior to maturity. The weighted average interest rate on Term Loan Facility borrowings was 7.4% and 8.7%, respectively, for the three months ended March 31, 2021 and 2020. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The agreement governing the Revolving Credit Facility includes an unused line fee in an amount equal to 0.5% per annum of the unused borrowing capacity and prepayment penalties of 2% to 4% on the $8 million borrowing capacity if terminated by the Company prior to its expiration in July 2024. The weighted average interest rate on Revolving Credit Facility borrowings was 5.1% and 6.3%, respectively, for the three months ended March 31, 2021 and 2020. Both debt instruments contain events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the United States Food and Drug Administration or such other material adverse event impacting the operations of Aziyo. The debt instruments also include a financial covenant based on cumulative minimum net product revenue, as defined, restrictions as to payment of dividends, and are secured by all assets of the Company. As of March 31, 2021, Aziyo was in compliance with this financial covenant.

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

During 2017, the Company restructured certain of its liabilities with a tissue supplier and entered into an unsecured promissory note totaling $2.1 million. The note bears interest at 5% and includes quarterly interest-only payments in 2017 and quarterly interest and principal payments from March 31, 2018 through August 31, 2020. The notes are subordinated in payment to the Term Loan Facility and Revolving Credit Facility and in both 2021 and 2020, the Company’s senior lender restricted payment of the amounts due.

In May 2020, Aziyo entered into a promissory note with Silicon Valley Bank that provided for the receipt by the Company of loan proceeds totaling approximately $3.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan contains events of default and other provisions customary for a loan of this type. If the PPP Loan amount, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the CARES Act, the amount so forgiven shall be applied to both interest and principal. The Company is not yet able to determine the amount to be forgiven, and as such, has recorded the PPP loan as a liability until Aziyo is released as the primary obligor for all or a portion of the loan. The PPP Loan bears interest at a rate of 1.0% per annum with monthly principal and interest payments from March 2021 and ending on the maturity date of May 7, 2022; however such repayment commencement has been deferred by the U.S. Small Business Administration while they are evaluating the Company’s forgiveness application.

Long-term debt was comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term Loan Facility, net of unamortized discount and deferred financing costs	$19,764	$19,734
Note to Tissue Supplier	1,392	1,392
PPP loan	2,995	2,995
Total	24,151	24,121
Current Portion	(8,618)	(6,310)
Long-Term Debt	$15,533	$17,811

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of March 31, 2021 and December 31, 2020.

Note 7. Revenue Interest Obligation

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

The Company has recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments serving to establish the short-term portion. Total future payments, including contingent milestone payments and estimated sales-based payments, are based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the Consolidated Statements of Operations using the catch-up method. There was no change to estimated future payments during the three months ended March 31, 2021 and 2020 and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation for both the three months ended March 31, 2021 and 2020 was approximately $0.7 million.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases two production facilities and one administrative and research facility under non-cancelable operating lease arrangements that expire through November 2025. All leases contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The Company records rent expense on a straight-line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in other current and long-term liabilities on the balance sheet. Rent expense for the three months ended March 31, 2021 and 2020 was approximately $0.3 million and $0.3 million, respectively, and is included as a component of either cost of goods sold or general and administrative expenses.

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook. The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three months ended March 31, 2021 or 2020. Aziyo has also entered into an amendment to the Cook license agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of  $0.1 million per year in each of the years 2020 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Aziyo. The Company, in its sole discretion, can terminate the license agreement at any time.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2021, the Company was not a party to, or aware of, any material legal matters or claims.

Note 9. Net Loss Per Share Attributable to Common Stockholders

(In thousands, except share and per share data)	Three Months Ended March, 31
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(5,067)	$(4,560)
Denominator:
Weighted average number of common shares, basic and diluted	10,226,152	648,277
Net loss per common share attributable to common stockholders, basic and diluted	$(0.50)	$(7.03)

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

	Three Months Ended March, 31
	2021	2020
Convertible Preferred Stock	-	3,224,674
Options to purchase common stock	1,238,548	307,102
Restricted stock units	232,098	-
Common stock warrants	-	7,656
Preferred stock warrants	-	29,022
Total	1,470,646	3,568,454

Note 10. Related Party Transactions

Prior to the IPO, the Company had a management services agreement with an affiliate of HighCape Partners through which strategic, operational and management consulting services are provided to the Company. During the three months ended March 31, 2020, the Company recorded expenses totaling $0.1 million. The management services agreement terminated upon completion of the IPO and all amounts due thereunder were paid as of December 31, 2020.

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

For the three months ended March 31, 2021 and 2020, the Company’s net sales disaggregated by the major sources – Core Products and Non-Core Products (see Note 1) - were as follows (in thousands):

	Three Months Ended March, 31
	2021	2020
Sales by product
Core Products	$10,664	$8,236
Non-Core Products	2,220	1,627
Total Net Sales	$12,884	$9,863

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, plans and assumptions concerning events and financial trends that involve risks and may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” of this Quarterly Report and in the section entitled “Risk Factor Summary” and in Part I, Item IA. “Risk Factors” of our Annual Report.

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

We estimate that, over the past two years, approximately two million patients per year in the United States are implanted with either medical devices, such as pacemakers, defibrillators, neuro-stimulators, spinal fusion and trauma fracture hardware or tissue expanders for breast reconstruction. This number is driven by advances in medical device technologies and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and other complications that can be triggered by a device implant.

Our Core Products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar-tissue formation, capsular contraction, erosion, migration, non-union of implants and implant rejection. We believe that we have developed the only biological envelope, which is covered by a number of patents that forms a natural, systemically vascularized pocket for holding implanted electronic devices. We have a proprietary processing technology for manufacturing bone regenerative products for use in orthopedic/spinal repair that preserves a cell’s ability to regenerate bone and decelerates cell apoptosis or programmed cell death. We have a patented cell removal technology that produces undamaged extracellular matrices for use in soft tissue reconstruction. In pre-clinical and clinical studies, our products have supported and, in some cases, accelerated tissue healing, and thereby improved patient outcomes.

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

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and registered sales of our common stock. We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2021, we had 171 employees, of which 33 were direct sales representatives.

We have incurred significant operating losses since our inception. We incurred a net loss of $21.8 million for the year ended December 31, 2020, and incurred net losses of $5.1 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively. Our accumulated deficit as of March 31, 2021 was $85.3 million.

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

We believe that the net proceeds from our initial public offering consummated on October 13, 2020 (“IPO”), together with our existing cash, our availability under our Revolving Credit Facility (as defined below) and cash generated from expected future sales, will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year financial statement presentation. The reclassifications relate to certain executive compensation costs and technical operations expenses at the Company’s Richmond, California plant. As follows are the total amounts reclassified for the three months ended March 31, 2020 along with the line items in the condensed consolidated statement of operations that were impacted (in thousands).

Increase (Decrease) From Previously Reported Amounts
Sales and marketing	$148
General and administrative	(575)
Research and development	427

These reclassifications did not impact our consolidated earnings or assets for the three months ended March 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021		2020		Change 2020 / 2021
(in thousands, except percentages)	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Net Sales	$12,884	100.0%	$9,863	100.0%	$3,021	30.6%
Cost of goods sold	6,555	50.9%	4,648	47.1%	1,907	41.0%
Gross Profit	6,329	49.1%	5,215	52.9%	1,114	21.4%
Sales and marketing	4,703	36.5%	4,482	45.4%	221	4.9%
General and administrative	3,605	28.0%	2,606	26.4%	999	38.3%
Research and development	1,720	13.3%	1,309	13.3%	411	31.4%
Loss from operations	(3,699)	(28.7)%	(3,182)	(32.3)%	(517)	16.2%
Interest expense	1,355	10.5%	1,373	13.9%	(18)	-1.3%
Loss before provision of income taxes	(5,054)	(39.2)%	(4,555)	(46.2)%	(499)	11.0%
Income tax expense	13	0.1%	5	0.1%	8	160.0%
Net loss	$(5,067)	(39.3)%	$(4,560)	(46.2)%	$(507)	11.1%

Net Sales

Net sales grew $3.0 million, or 30.6%, to $12.9 million in the three months ended March 31, 2021 compared to $9.9 million in the three months ended March 31, 2020. The increase in net sales was due to the significant growth of our Core Products net sales, which grew $2.4 million, and an increase of $0.6 million in net sales of our Non-Core Products.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Three Months Ended March 31,
	2021		2020		Change 2020 / 2021
(in thousands, except percentages)	Amount	% of Net Sales	Amount	% of Net Sales	$	%
Products:
Core Products	$10,664	82.8%	$8,236	83.5%	$2,428	29.5%
Non-Core Products	2,220	17.2%	1,627	16.5%	593	36.4%
Total Net Sales	$12,884	100.0%	$9,863	100.0%	$3,021	30.6%

Net sales generated by our Core Products grew $2.4 million, or 29.5%, to $10.7 million in the three months ended March 31, 2021 compared to $8.2 million in the three months ended March 31, 2020. The Core Products net sales growth can be largely attributed to the volume growth of our orthopedic/spinal repair products and of our SimpliDerm product. The growth in our orthopedic/spinal repair products was primarily due to a broadening of our commercial relationships.

Net sales generated by our Non-Core Products increased $0.6 million, or 36.4%, to $2.2 million in the three months ended March 31, 2021 compared to $1.6 million in the three months ended March 31, 2020. The Non-Core Products net sales increase was primarily due to revenues associated with new contracts signed in the latter half of 2020.

Cost of Goods Sold

Cost of goods sold was $6.6 million and $4.6 million in the three months ended March 31, 2021 and 2020, respectively, and included, in each case, $0.8 million of intangible asset amortization expenses. Gross margin in the three months ended March 31, 2021 was 49.1%, a decline from 52.9% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the three months ended March 31, 2021 was 55.7%, a decline from 61.5% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decline in gross margin was due mainly to product mix (higher Non-Core revenues in 2021 with lower gross margins) and product cost benefits in the first quarter of 2020 from significant SimpliDerm production in late 2019 and early 2020 to meet projected demand of the recently-launched product.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.2 million, or 4.9%, to $4.7 million in the three months ended March 31, 2021 compared to $4.5 million in the three months ended March 31, 2020. As a percentage of sales, sales and marketing expenses fell to 36.5% in the three months ended March 31, 2021 from 45.4% in the three months ended March 31, 2020. Along with declines in salesperson travel costs due to hospital restrictions caused by the COVID-19 pandemic, the decrease as a percentage of sales is the result of the growth in our orthopedic/spinal repair revenues during the first quarter of 2021, as such revenues have limited associated selling costs.

General and Administrative

G&A expenses increased $1.0 million, or 38.3%, to $3.6 million in the year three months ended March 31, 2021 compared to $2.6 million in the three months ended March 31, 2020. As a percentage of net sales, G&A expenses increased to 28.0% in the three months ended March 31, 2021 from 26.4% in the three months ended March 31, 2020. The dollar increase was primarily due to costs of being a public company, most notably increases in directors and officers insurance, legal fees and stock-based compensation.

Research and Development

R&D expenses increased to $1.7 million incurred in the three months ended March 31, 2021 compared to $1.3 million in the three months ended March 31, 2020. We continue to focus our R&D efforts on the development of our pipeline products with the growth in R&D expenses in the three months ended March 31, 2021 largely attributable to the work performed on the development of our CanGaroo anti-infective product. With respect to the costs of the individual development projects, the majority of our costs are internal salaries and benefits as well as laboratory supplies. These costs represent shared resources amongst all projects.

Interest Expense

Interest expense was approximately $1.4 million in both the three months ended March 31, 2021 and 2020. These expenses relate primarily to the debt agreements noted below and the Revenue Interest Obligation defined and described in Note 7 to the condensed consolidated financial statements shown elsewhere in this Quarterly Report.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2021 and 2020. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2021 and 2020 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended March 31,
	2021	2020
Net sales	$12,884	$9,863
Cost of Goods Sold	6,555	4,648
Gross profit	6,329	5,215
Intangible asset amortization expense	849	849
Gross profit, excluding intangible asset amortization	$7,178	$6,064
Gross margin	49.1%	52.9%
Gross margin, excluding intangible asset amortization	55.7%	61.5%

Seasonality

Historically, we have experienced seasonality, with lower sales in our first quarter and higher sales in our fourth quarter, and we expect this trend to continue. We have experienced and may in the future experience higher sales in the fourth quarter as a result of hospitals in the United States increasing their purchases of our products to coincide with the end of their budget cycles. Satisfaction of patient deductibles throughout the course of the year also results in increased sales later in the year, once patients have paid their annual insurance deductibles in full, which reduces their out-of-pocket costs. Conversely, our first quarter generally has lower sales than the preceding fourth quarter as patient deductibles are re-established with the new year, which increases their out-of-pocket costs.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and restricted cash of approximately $30.5 million and availability under our Revolving Credit Facility of $4.5 million. We have historically financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products and, more recently, with proceeds from our IPO. Our historical cash outflows have primarily been associated with acquisition and integration, manufacturing costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2021, our accumulated deficit was $85.3 million.

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

Cash Flows for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020

Net cash (used in) provided by:	(in thousands)
Operating activities	$(5,174)	$(3,038)
Investing activities	(131)	(62)
Financing activities	(3,726)	1,136
Net decrease in cash	$(9,031)	$(1,964)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 totaled $5.2 million, primarily driven by a $5.1 million net loss reduced by non-cash related items, including $0.9 million in depreciation on fixed assets and amortization of intangible assets, $0.7 million in interest expense recorded as additional revenue interest obligation and $0.7 million of expense related to stock-based compensation. Working capital changes of $2.4 million also contributed to the net cash used for operations.

Net cash used in operating activities during the three months ended March 31, 2020 totaled $3.0 million primarily driven by a $4.6 million net loss reduced by non-cash related items, including $1.0 million in depreciation on fixed assets and amortization of intangible assets as well as $0.7 million in interest expense recorded as additional revenue interest obligation. Working capital changes of $0.2 million also contributed to the net cash used for operations.

Net Cash Used in Investing Activities

Net cash used in investing activities during both the three months ended March 31, 2021 and 2020 totaled approximately $0.1 million and were, in each case, related to the purchase of property and equipment, the majority of which are used in the production activities of our Richmond, California facility.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities in the three months ended March 31, 2021 totaled $3.7 million, which includes $3.1 million of net repayments from the Revolving Credit Facility and $0.7 million in payments on the revenue interest obligation.

Net cash provided by financing activities in the three months ended March 31, 2020 totaled $1.1 million, which was generated primarily from the $1.6 million of net borrowings from the Revolving Credit Facility and $0.4 of proceeds from the issuance of convertible preferred stock offset by approximately $0.6 million in payments on revenue interest obligation and $0.3 million of repayments on our long-term debt.

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

As of March 31, 2021, we had $19.8 million of indebtedness outstanding under our Term Loan Facility (net of  $0.2 million of unamortized discount and deferred financing costs) and $3.5 million outstanding under our Revolving Credit Facility (with $4.5 million of additional borrowings available thereunder).

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

Mandatory Prepayments

The Term Loan Credit Agreement requires the Borrowers to prepay amounts outstanding under the Term Loan Facility, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the Borrowing Base is calculated. In addition, the Borrowers are required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the three months ended March 31, 2021 and 2020.

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

Amortization and Final Maturity

The Borrowers are required to make interest-only payments prior to the principal amortization start date. The Term Loan Facility provided that if certain conditions were satisfied prior to December 1, 2020 (including our completion of a qualified initial public offering and no continuing default or event of default), the principal amortization start date may, upon our request, be extended to August 1, 2021 (from the previous principal amortization start date of February 1, 2021). Based on the completion of our IPO, in January 2021, we exercised this interest-only period extension right and as such, the principal payments in respect of borrowings under the Term Loan Facility will commence on August 1, 2021. Such principal payments shall be in an amount equal to the total principal amount of borrowings under the Term Loan Facility divided by 36, for a 36-month straight-line amortization of equal monthly principal payments. The remaining unpaid balance on the Term Loan Facility, together with all accrued and unpaid interest thereon and any remaining unpaid amount of the Exit Fee, is due and payable on July 15, 2024.

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

PPP Loan

In May 2020, we entered into a promissory note with Silicon Valley Bank, or SVB, under the Paycheck Protection Program of the CARES Act pursuant to which SVB agreed to make a loan to us in the amount of approximately $3.0 million. The PPP Loan bears interest at a rate of 1.0% per annum with monthly principal and interest payments beginning in March 2021 and ending on the maturity date of May 7, 2022; however such repayment commencement has been deferred by the U.S. Small Business Administration while they are evaluating the Company’s forgiveness application. The PPP Loan is unsecured and guaranteed by the Small Business Administration, or the SBA.

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

Based on our current and planned business operations, we believe that the net proceeds from the IPO, together with our existing cash, our availability under our Revolving Credit Facility, and cash generated from expected future sales will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If our available cash balances and cash flow from operations, if any, are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

In addition, our operating plans may change as a result of any number of factors, including those set forth above and other factors currently unknown to us, and we may need additional funds sooner than anticipated. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares of our common stock and/or declaring dividends. If we raise funds through collaborations, licensing agreements or other strategic alliances, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay the development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and reduce marketing, customer support or other resources devoted to our products or cease operations. See our Annual Report, Part I, Item 1A. “Risk Factors — Risks Related to our Business — Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.”

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Not applicable as permitted based on our classification as a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Critical Accounting Estimates

Refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our critical accounting estimates and policies.

Recent Accounting Pronouncements

Refer to Note 3, “Recently Issued Accounting Standards,” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates, foreign currency and inflation. The following discussion provides additional information regarding these risks.

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at March 31, 2021 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of March 31, 2021, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe this financial institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 10% or more of our accounts receivable as of March 31, 2021.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three months ended March 31, 2021 and 2020. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZIYO BIOLOGICS, INC.

Date: May 7, 2021	By:	/s/ Ronald Lloyd
Ronald Lloyd
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2021	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)