Form 10-Q
period 2021-06-30
AZIYO BIOLOGICS, INC.
filed 2021-08-10
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2021, there were  7,095,265 shares of the registrant’s Class A common stock and 3,134,162 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, projected growth in our net sales, seasonality, business strategy, policies and approach, including, without limitation, expectations regarding our products and their targeted effects, plans for our sales and marketing growth and anticipated expansion of our product development and clinical and research activities, expectations regarding competition, our competitive advantages, regulations that impact our business, and overall clinical and commercial success, expectations regarding the lawsuits currently pending related to our recent recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and the potential impact of the pandemic related to COVID-19 and variants thereof such as Delta on our business. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, the other important factors identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report, in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”) and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.aziyo.com/reports. These risks and uncertainties include, but are not limited to:

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

•

the adverse impacts of the novel strain of coronavirus disease, COVID-19 and variants thereof such as Delta or any other future pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;

•	adverse changes in general domestic and global economic conditions and instability and disruption of credit markets;

•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

•	the continued and future acceptance of our products by the medical community;

•	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities for our products and product candidates;

●	our ability to defend against the various lawsuits related to our recall of a single lot of FiberCel and avoid a material adverse financial consequence; and

•our ability to obtain, maintain and adequately protect our intellectual property rights.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and “Risk Factors” and Part II, Item 1A “Risk Factors.” in our Annual Report which can be found at https://investors.aziyo.com/reports. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I – FINANCIAL INFORMATION

Item  1.        Financial Statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$28,302	$39,150
Restricted cash	66	382
Accounts receivable, net	7,749	7,166
Inventory	10,341	10,117
Prepaid expenses and other current assets	1,759	2,892
Total current assets	48,217	59,707

Property and equipment, net	1,243	1,162
Intangible assets, net	20,166	21,865
Other assets	76	76
Total assets	$69,702	$82,810

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,633	$2,054
Accrued expenses	6,348	6,323
Payables to tissue suppliers	2,206	2,295
Current portion of long-term debt	7,504	6,310
Current portion of revenue interest obligation	2,750	2,750
Revolving line of credit	2,904	6,514
Deferred revenue and other current liabilities	251	533
Total current liabilities	23,596	26,779

Long-term debt	13,682	17,811
Long-term revenue interest obligation	16,587	16,633
Deferred revenue and other long-term liabilities	870	756
Total liabilities	54,735	61,979

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020, and 7,095,265 and 7,091,960 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	7	7
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of June 30, 2021 and December 31, 2020 and 3,134,162 issued and outstanding as of June 30, 2021 and December 31, 2020	3	3
Additional paid-in capital	102,668	101,080
Accumulated deficit	(87,711)	(80,259)
Total stockholders’ equity	14,967	20,831
Total liabilities and stockholders' equity	$69,702	$82,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$12,160	$8,579	$25,044	$18,442
Cost of goods sold	6,546	4,795	13,101	9,443
Gross profit	5,614	3,784	11,943	8,999
Sales and marketing	4,799	4,062	9,502	8,544
General and administrative	3,529	2,077	7,134	4,683
Research and development	1,881	1,408	3,601	2,717
Total operating expenses	10,209	7,547	20,237	15,944
Loss from operations	(4,595)	(3,763)	(8,294)	(6,945)
Interest expense	1,351	1,410	2,706	2,783
Other (income) expense, net	(3,579)	—	(3,579)	—
Loss before provision for income taxes	(2,367)	(5,173)	(7,421)	(9,728)
Income tax expense	18	5	31	10
Net loss	$(2,385)	$(5,178)	$(7,452)	$(9,738)
Net loss per share - basic and diluted	$(0.23)	$(7.99)	$(0.73)	$(15.02)

Weighted average common shares outstanding - basic and diluted	10,228,296	648,277	10,227,240	648,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Convertible				Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Common Stock
									Additional		Total
	Number of		Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2021	—	$—	—	$—	7,092,521	$7	3,134,162	$3	$101,760	$(85,326)	$16,444
Proceeds from stock option exercises	—	—	—	—	2,744	—	—	—	23		23
Stock-based compensation	—	—	—	—	—	—	—	—	885		885
Net loss	—	—	—	—	—	—	—	—	—	(2,385)	(2,385)
Balance, June 30, 2021	—	$—	—	$—	7,095,265	$7	3,134,162	$3	$102,668	$(87,711)	$14,967
Balance, March 31, 2020	45,000,000	$44,899	648,277	$1	—	$—	—	$—	$1,880	$(61,498)	$(59,617)
Stock-based compensation	—	—	—	—	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	—	—	—	—	(5,178)	(5,178)
Balance, June 30, 2020	45,000,000	$44,899	648,277	$1	—	$—	—	$—	$1,952	$(66,676)	$(64,723)

	Convertible				Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Common Stock
									Additional		Total
	Number of		Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	—	$—	—	$—	7,091,960	$7	3,134,162	$3	$101,080	$(80,259)	$20,831
Proceeds from stock option exercises	—	—	—	—	3,305	—	—	—	26	—	26
Stock-based compensation	—	—	—	—	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	—	—	—	—	(7,452)	(7,452)
Balance, June 30, 2021	—	$—	—	$—	7,095,265	$7	3,134,162	$3	$102,668	$(87,711)	$14,967
Balance, December 31, 2019	44,550,230	$44,449	648,277	$1	—	$—	—	$—	$1,826	$(56,938)	$(55,111)
Issuance of Convertible Preferred Stock	449,770	450	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	—	—	(9,738)	(9,738)
Balance, June 30, 2020	45,000,000	$44,899	648,277	$1	—	$—	—	$—	$1,952	$(66,676)	$(64,723)

The accompanying notes are an integral part of these condensed consolidated financial statements

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(7,452)	$(9,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,865	1,949
Gain on forgiveness of debt	(3,029)	—
Amortization of deferred financing costs	60	62
Interest expense recorded as additional revenue interest obligation	1,326	1,334
Stock-based compensation	1,562	126
Changes in operating assets and liabilities:
Accounts receivable	(583)	1,360
Inventory	(224)	(2,429)
Prepaid expenses and other	1,133	235
Accounts payable and accrued expenses	(396)	311
Obligations to tissue suppliers	(89)	(61)
Deferred revenue and other liabilities	(134)	(178)
Net cash used in operating activities	(5,961)	(7,029)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(247)	(89)
Net cash used in investing activities	(247)	(89)
FINANCING ACTIVITIES:
Proceeds from Convertible Promissory Note	—	2,000
Net borrowings (repayments) under revolving line of credit	(3,610)	1,670
Proceeds from Convertible Preferred Stock issuance, net	—	450
Proceeds from stock option exercises	26	—
Proceeds from long-term debt	—	2,995
Repayments of long-term debt	—	(300)
Payments on revenue interest obligation	(1,372)	(1,247)
Net cash (used in) provided by financing activities	(4,956)	5,568

Net decrease in cash and restricted cash	(11,164)	(1,550)

Cash and restricted cash, beginning of period	39,532	2,590
Cash and restricted cash, end of period	$28,368	$1,040

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$2,522	$2,457
Cash paid for taxes	$37	$—
Forgiveness of SBA PPP loan	$3,029	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Description of Business

Aziyo Biologics, Inc. (together with its consolidated subsidiaries, "Aziyo” or the “Company”) is a regenerative medicine company, with a focus on patients receiving implantable medical devices. The Company has developed a portfolio of regenerative products using both human and porcine tissue that are designed to be as close to natural biological material as possible. Aziyo’s portfolio of core products span the implantable electronic devices/cardiovascular-related market, the orthopedic/spinal repair market and the soft tissue reconstruction market (“Core Products”). These products are primarily sold to healthcare providers or commercial partners. The Company also sells human tissue products under contract manufacturing and certain other arrangements (“Non-Core Products”) with corporate customers.

Reverse Stock Split and Initial Public Offering

On September 25, 2020, the Company's Board of Directors and stockholders approved an amendment to the Company's amended and restated certificate of incorporation to effect a 1-for-13.9549 reverse stock split of the Company's common stock, which was effected on September 29, 2020. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all share and share-related information presented in these condensed consolidated financial statements and the accompanying notes has been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On October 13, 2020, in connection with the Company’s initial public offering ("IPO"), we issued and sold 2,941,176 shares of common stock, consisting of 2,205,882 shares of Class A common stock and 735,294 shares of Class B common stock, at a price to the public of $17.00 per share, resulting in net proceeds to the Company of approximately $43.0 million, after deducting the underwriting discount of approximately $3.5 million and offering expenses of approximately $3.5 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (Annual Report) for the fiscal year ended December 31, 2020. The financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company believes that the net proceeds from its IPO, together with its existing cash, availability under its Revolving Line of Credit (the “Revolver”) and cash generated from expected future commercial sales, will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the accompanying condensed consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year financial statement presentation.  The reclassifications relate to certain executive compensation costs and technical operations expenses at the Company’s Richmond, California plant. As follows are the total amounts reclassified for the three and six months ended June 30, 2020 along with the line items in the condensed consolidated statement of operations that were impacted (in thousands).

	Increase (Decrease) From Previously Reported Amounts
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Sales and marketing	$100	$247
General and administrative	(442)	(1,016)
Research and development	342	769

These reclassifications did not impact the Company’s consolidated earnings or assets for the three and six months ended June 30, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventory, receivables, long-lived assets, the valuation of stock-based awards, the valuation of the preferred stock warrant liability and deferred income taxes are made at the end of each financial reporting period by management. Management continually re-evaluates its estimates, judgments and assumptions, and management's evaluation could change. Actual results could differ from those estimates.

Impact of COVID-19

The Company continues to closely monitor the impact of the COVID-19 pandemic on its business. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended various containment and mitigation measures worldwide. Since that time, the number of procedures performed using the Company's products has decreased significantly, as governmental authorities in the United States have recommended, and in certain cases required, that elective, specialty and other non-emergency procedures and appointments be suspended or canceled in order to avoid patient exposure to medical environments and the risk of potential infection with COVID-19, and to focus limited resources and personnel capacity on the treatment of COVID-19 patients. As a result, beginning in March 2020, a significant number of procedures using the Company's products have been postponed or cancelled, which has negatively impacted sales of its products. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will likely continue to reduce the Company's net sales and negatively impact its business, financial condition and results of operations while the pandemic continues.

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

Under the provisions of the Revolving Credit Facility (see Note 6), the Company has a lockbox arrangement with the banking institution whereby daily lockbox receipts are contractually utilized to pay down outstanding balances on the Revolving Credit Facility debt. Lockbox receipts that have not yet been applied to the Revolving Credit Facility are classified as restricted cash in the accompanying condensed consolidated balance sheets.  The following table provides a reconciliation of cash and restricted cash included in the condensed consolidated balance sheets to the amounts included in the statements of cash flows (in thousands).

	June 30,
	2021	2020
Cash	$28,302	$990
Restricted cash	66	50
Total cash and restricted cash shown in statements of cash flows	$28,368	$1,040

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for doubtful accounts and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

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

Inventory

Inventory, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined generally using the average cost method. Inventory write-downs for unprocessed and certain processed donor tissue are recorded based on the estimated amount of inventory that will not pass the quality control process based on historical data. At each balance sheet date, the Company also evaluates inventory for excess quantities, obsolescence or shelf life expiration. This evaluation includes analysis of the Company’s current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions and a review of the shelf life expiration dates for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and six months ended June 30, 2021 or 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At June 30, 2021, the Company maintained $28.8 million in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and six months ended June 30, 2021 and 2020, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

In November 2019, the FASB issued ASU 2019-10, “Instruments - Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.” The FASB deferred the effective dates of the new credit losses standard for all entities except filers with the Securities and Exchange Commission (the “SEC”) that are not smaller reporting companies (SRCs) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Board also aligned the effective dates of ASU 2017-04 on goodwill impairment with the new effective dates of the credit losses standard. The FASB deferred the effective dates of its new standards on hedging and leases for entities that are not public business entities (PBEs) (and for leases, for entities that are not non-for-profit (NFP) entities that have issues, or are conduit bond obligors for, certain securities; and are not employee benefit plans (EBPs) that file or furnish financial statements with or to the SEC) to fiscal years beginning after December 15, 2020, and interim periods in the following year. The FASB is also reconsidering its philosophy on establishing effective dates for major standards for private companies, NFPs, EBPs and smaller public companies. The board has developed a two-bucket approach that would give these entities more time to implement major new standards. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of June 30, 2021, the Company had 432,864 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of seven to ten years, and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the six months ended June 30, 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2020	917,437	$13.68	8.1	$2,070
Granted	395,417	$13.80
Exercised	(3,305)	$7.91
Forfeited	(6,093)	$16.32
Outstanding, June 30, 2021	1,303,456	$13.72	8.2	$945
Vested and exercisable, June 30, 2021	208,505	$6.01	3.5	$765

As of June 30, 2021, there was approximately $7.7 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.2 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $7.98.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the six months ended June 30, 2021 is as follows:

	Number of	Weighted-
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value
Unvested, December 31, 2020	147,883	$17.00
Granted	86,115	$14.46
Vested	—	$—
Forfeited	(200)	$11.50
Unvested, June 30, 2021	233,798	$16.07

The total fair value of the RSUs granted during the six months ended June 30, 2021 of $1.2 million was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the vesting period of three to four years. As of June 30, 2021, $3.3 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 3.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales and marketing	$175	$—	$303	$—
General and administrative	524	72	935	126
Research and development	143	—	251	—
Cost of goods sold	43	—	73	—
Total stock-based compensation expense	$885	$72	$1,562	$126

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

The following weighted-average assumptions were used to determine the fair value of options during the six  months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Expected term (years)	6.0	5.0
Risk-free interest rate	0.99%	1.89%
Volatility factor	64%	55%
Dividend yield	—	—

Note 5. Inventory

Inventory was comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,714	$1,507
Work in process	1,254	708
Finished goods	7,373	7,902
Total	$10,341	$10,117

Note 6. Long-Term Debt

On May 31, 2017, in connection with the Company’s acquisition of CorMatrix described in Note 7, Aziyo entered into a $10 million term loan facility (the “Term Loan Facility”) and an $8 million asset-backed revolving line of credit (the “Revolving Credit Facility”), under which the Company’s borrowing capacity is limited by certain qualifying assets, with a financial institution (the “May 2017 Financing”). As of both June 30, 2021 and December 31, 2020, the Company’s borrowing capacity under its Revolving Credit Facility was $8.0 million. The Term Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3.0 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the Term Loan Facility to $20 million. Borrowings under the Term Loan Facility, as amended, bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. In January 2021, based on its IPO, the Company exercised its right to extend the interest-only payment period for the Term Loan Facility to August 1, 2021 and, accordingly, interest and equal principal payments will be made beginning August 1, 2021 through maturity in July 2024.

The agreement that governs the Term Loan Facility, as amended, requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the borrowing base of the Revolving Credit Facility is calculated. In addition, the Company is required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the three and six months ended June 30, 2021 and 2020.

Both the Term Loan Facility and the Revolving Credit Facility also permit optional prepayments.

The agreement governing the Term Loan Facility also includes an exit fee of 6.5% of the aggregate principal amount and prepayment penalties of 2% to 4% if repaid prior to maturity. The weighted average interest rate on Term Loan Facility borrowings was 7.3% and 7.6%, respectively, for the three months ended June 30, 2021 and 2020 and 7.4% and 8.1%, respectively for the six months ended June 30 2021 and 2020. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The agreement governing the Revolving Credit Facility includes an unused line fee in an amount equal to 0.5% per annum of the unused borrowing capacity and prepayment penalties of 2% to 4% on the $8 million borrowing capacity if terminated by the Company prior to its expiration in July 2024. The weighted average interest rate on Revolving Credit Facility borrowings was 5.0% and 5.3%, respectively, for the three months ended June 30, 2021 and 2020 and 5.1% and 5.8%, respectively, for the six months ended June 30, 2021 and 2020 . Both debt instruments contain events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the United States Food and Drug Administration or such other material adverse event impacting the operations of Aziyo. The debt instruments also include a financial covenant based on cumulative minimum net product revenue, as defined, restrictions as to payment of dividends, and are secured by all assets of the Company. As of June 30, 2021, Aziyo was in compliance with this financial covenant.

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

In May 2020, Aziyo entered into a promissory note with Silicon Valley Bank that provided for the receipt by the Company of loan proceeds totaling approximately $3.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In June 2021, Aziyo was notified by the U.S. Small Business Administration that the entire balance of the Company’s PPP Loan and all related accrued interest was forgiven. Such forgiveness resulted in a gain to the Company of approximately $3.0 million which has been recorded as other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021.

Long-term debt was comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Term Loan Facility, net of unamortized discount and deferred financing costs	$19,794	$19,734
Note to Tissue Supplier	1,392	1,392
PPP loan	—	2,995
Total	21,186	24,121
Current Portion	(7,504)	(6,310)
Long-Term Debt	$13,682	$17,811

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of June 30, 2021 and December 31, 2020.

Note 7. Revenue Interest Obligation

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. ("CorMatrix") and acquired all CorMatrix commercial assets and related intellectual property (the "CorMatrix Acquisition"). As part of the CorMatrix Acquisition, the Company assumed a restructured, long-term obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) with an estimated present value on the acquisition date of  $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Revenue Interest Obligation require Aziyo to pay Ligand, 5% of future sales of the products Aziyo acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and Vascure, as well as products substantially similar to those products, such as the version of CanGaroo Aziyo is currently developing that is designed to have anti-infective properties.

Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100.0 million and a second $5.0 million will be due if cumulative sales exceed $300.0 million during the ten-year term of the agreement which expires on May 31, 2027.

The Company has recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments serving to establish the short-term portion. Total future payments, including contingent milestone payments and estimated sales-based payments, are based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the three and six months ended June 30, 2021 and 2020, and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation was approximately $0.7 million for both the three months ended June 30, 2021 and 2020, respectively, and approximately $1.3 million for both the six months ended June 30, 2021 and 2020, respectively.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases two production facilities and one administrative and research facility under non-cancelable operating lease arrangements that expire through November 2025. All leases contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The Company records rent expense on a straight-line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in other current and long-term liabilities on the balance sheet. Rent expense was approximately $0.3 million for both the three months ended June 30, 2021 and 2020, respectively, and was approximately $0.6 million for both the six months ended June 30, 2021 and 2020, respectively, and is included as a component of either cost of goods sold or general and administrative expenses.

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook. The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three and six months ended June 31, 2021 or 2020. Aziyo has also entered into an amendment to the Cook license agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of  $0.1 million per year in each of the years 2020 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Aziyo. The Company, in its sole discretion, can terminate the license agreement at any time.

Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.

Between June 21, 2021 to present, 27 lawsuits in Indiana, Delaware, Florida, and Maryland have been filed against Aziyo Biologics Inc., certain Medtronic entities, and others alleging that the plaintiffs contracted tuberculosis and suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations. Thirteen lawsuits were filed in Indiana state court, captioned, respectively: (1) John Dukes and Kimberly Smith v. Aziyo Biologics, Inc., et al., Case No. 49D06-2106- CT-020915; (2) Tamara and Richard Marksberry v. Aziyo Biologics, Inc., et al., Case No. 49D04-2106-CT-021649; (3) Ramon Cabello v. Aziyo Biologics, Inc., et al., Case No. 49D13-2106-CT-021650; (4) Luis Caban v. Aziyo Biologics, Inc., Case No. 49D13-2107-CT-022413; (5) Machell and Samuel Hargrave v. Aziyo Biologics, Inc., et al., Case No. 49D01-2106-CT-021275; (6) Georgia Flinn as Personal Representative of the Estate of Gregory Flinn v. Aziyo Biologics, Inc., et al., Case No. 49D12-2107-CT-024051; (7) Ruth and William Flynn v. v. Aziyo Biologics, Inc., et al., Case No. 49D12-2107-CT-024624; (8) Tracy Warner and Kristin Foate v. v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024631; (9) Donna Schilling v. v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024443; (10)Robby and Stephanie Anderson v. v. Aziyo Biologics, Inc., et al., Case No. 49D13-2107-CT-025221; (11) Max Shepard v. v. Aziyo Biologics, Inc., et al., Case No. 49D11-2108-CT-025984; (12) Leon Chew v. Aziyo Biologics, Inc., et al., Case No. 49D12-2108-CT-025967; and (13) Candace Kozor, Kenneth Largin and Anthony Young v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024626 (collectively, the “Indiana State Complaints”). One lawsuit was filed in the United States District Court for the Southern District of Indiana, Indianapolis Division, captioned, James and Lauri Ann Jackson v. v. Aziyo Biologics, Inc., et al., Case No. 1:21-cv-01823 (the “Indiana Federal

Complaint”). Ten lawsuits were filed in the Superior Court of the State of Delaware, captioned respectively: (1) Richard Williams v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-166 EMD; (2) George and Jean Shante v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-256-DJB; (3) Marjorie Hitchens v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-214-DJB; (4) Larry and Joanne Fortner v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-215-DJB; (5) Nancy and John Smith v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-219-DJB; (6) Joan Trincia v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-220-DJB; (7) Bernadette Burgess v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-264-DJB; (8) Summer Fitzhugh v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-221-DJB; (9) Linda Shields v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-166-DJB; and (10) Sharon Riddick v. Aziyo, Biologics Inc., et al., C.A. No. N21C-07-005-EMD (collectively, the “Delaware State Complaints”). One lawsuit has been filed in the U.S. District Court for the Northern District of Florida and one lawsuit is pending in the U.S. District Court of Maryland. Those cases are captioned: Deborah Rice v. Aziyo Biologics, Inc., et al., Case No. 5:21-cv-00135-MW-MJF (“Florida Federal Complaint”) and Diana and James Hanson v. Aziyo Biologics, Inc., et al., Case No. 1:21-cv-01807-ADC (“Maryland Federal Complaint”) respectively. Lastly, one lawsuit has been filed in the state court of Maryland, captioned Tracey and Stan Gearhart v. Aziyo Biologics, Inc., et al., Case No. C-02-CV-21-000997. (“Maryland State Complaint.”)

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and are seeking various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in the Indiana Federal Complaint have asserted causes of action for product liability, negligence, and breaches of implied and express warranties and allege as part of the negligence claim, that defendants breached their duty of care owed to plaintiffs.  Plaintiffs in the Indiana Federal Complaint are seeking damages for loss of services, society and consortium.  Each of the plaintiffs in the Delaware State Complaints allege negligence, breach of implied warranty, breach of express warranty, medical monitoring and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints are seeking economic, consequential, and punitive damages. Both the Florida and Maryland Federal Complaints assert claims of negligence, breach of implied warranty, breach of express warranty and claims for costs of medical monitoring. The Florida Federal Complaint also contains three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Maryland State Complaint pleads eight counts against Aziyo; three strict liability claims alleging defective design, manufacturing and failure to warn; one count of negligence; breaches of express and implied warranties, and one claim of loss of consortium. The Maryland State Complaint also pleads punitive damages.  We refer to all of the aforementioned litigation collectively as the “FiberCel Litigation.”

In order to reasonably estimate a possible loss or range of possible loss for the FiberCel Litigation, the Company must assess a variety of factors, including, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation. At present, it is not possible for Aziyo to estimate a range of possible loss in the FiberCel Litigation; however, while unknown, the possible loss could have a material effect on the Company’s financial position and results of operations.

Should Aziyo be required to pay claims related to the FiberCel Litigation, the Company believes that certain settlements and judgments, as well as legal defense costs, may be covered in whole or in part under our insurance policies with two insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. We intend to contest vigorously any disputes with our insurance carriers and to enforce our rights under the terms of our insurance policies. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims or that coverage will otherwise be available.

As of both June 30, 2021 and December 31, 2020, the Company was not a party to, or aware of, any material legal matters or claims except for the FiberCel Litigation.

Note 9. Net Loss Per Share Attributable to Common Stockholders

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(2,385)	$(5,178)	$(7,452)	$(9,738)
Denominator:
Weighted average number of common shares, basic and diluted	10,228,296	648,277	10,227,240	648,277
Net loss per common share attributable to common stockholders, basic and diluted	$(0.23)	$(7.99)	$(0.73)	$(15.02)

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

	June 30,
	2021	2020
Convertible Preferred Stock	—	3,224,674
Options to purchase common stock	1,303,456	307,102
Restricted stock units	233,798	—
Common stock warrants	—	7,656
Preferred stock warrants	—	29,022
Total	1,537,254	3,568,454

Note 10. Related Party Transactions

Prior to the IPO, the Company had a management services agreement with an affiliate of HighCape Partners through which strategic, operational and management consulting services are provided to the Company. During the three and six months ended June 30, 2020, the Company recorded expenses totaling $0.1 million. The management services agreement terminated upon completion of the IPO and all amounts due thereunder were paid as of December 31, 2020.

As part of the contribution of assets transacted from Tissue Banks International, now KeraLink International, to Aziyo upon formation of the Company, a provision existed which guaranteed a certain level of working capital, as defined, on the opening balance sheet of Aziyo. Such guarantee was largely finalized in 2016; however, an additional $0.4 million was received by the Company in connection with a settlement reached in 2018. Furthermore, as part of the 2018 settlement, it was agreed that when Keralink sells its Aziyo common shares for net proceeds greater than $550,000, Keralink is obligated to pay Aziyo $550,000 within three days of such cash being received. In May 2021, Keralink sold Aziyo common shares for proceeds in excess of $550,000, and as such, remitted $550,000 to Aziyo in full satisfaction of the 2018 settlement. Amounts received in connection with this settlement were recorded as other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021.

Note 11. Segment Information

The Company operates as one segment, regenerative medicines. The segment is based on financial information that is utilized by the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, to assess performance and allocate resources.

For the three and six months ended June 30, 2021 and 2020, the Company’s net sales disaggregated by the major sources - Core Products and Non-Core Products (see Note 1) - were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales by product
Core Products	$9,979	$7,375	$20,642	$15,611
Non-Core Products	2,181	1,204	4,402	2,831
Total Net Sales	$12,160	$8,579	$25,044	$18,442

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, plans and assumptions concerning events and financial trends that involve risks and may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” of this Quarterly Report and in the section entitled “Risk Factor Summary” and in Part I, Item IA. “Risk Factors” of our Annual Report.

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

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and registered sales of our common stock. We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2021, we had 175 employees, of which 34 were direct sales representatives.

We have incurred significant operating losses since our inception. We incurred a net loss of $21.8 million for the year ended December 31, 2020, and incurred a net loss of $7.5 million for the six months ended June 30, 2021. Our accumulated deficit as of June 30, 2021 was $87.7 million.

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

We believe that the net proceeds from our initial public offering consummated on October 13, 2020 (“IPO”), together with our existing cash, our availability under our Revolving Credit Facility (as defined below) and cash generated from expected future sales, will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Impact of COVID-19

We continue to closely monitor the impact of the pandemic related to COVID-19 and its variants such as Delta on our business. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended various containment and mitigation measures worldwide. Since that time, the number of procedures performed using our products has decreased significantly, as governmental authorities in the United States have recommended, and in certain cases required, that elective, specialty and other non-emergency procedures and appointments be suspended or canceled in order to avoid patient exposure to medical environments and the risk of potential infection with COVID-19, and to focus limited resources and personnel capacity on the treatment of COVID-19 patients. As a result, beginning in March 2020, a significant number of procedures using our products have been postponed or cancelled, which has negatively impacted sales of our products. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will likely continue to reduce our net sales and negatively impact our business, financial condition and results of operations while the pandemic continues.

In addition, numerous state and local jurisdictions, including those where our facilities are located, imposed, and others in the future may impose or re-impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions resulted in reduced operations at our manufacturing facilities, travel restrictions and cancellation of events, and have restricted the ability of our sales representatives and those of our commercial partners and independent sales agents to attend procedures in which our products are used, among other effects, thereby significantly and negatively impacting our operations.

The extent to which the COVID-19 pandemic impacts our future financial condition and results of operations will depend on future events and developments, which are highly uncertain and cannot be predicted, including the severity and spread of the disease and the effectiveness of actions to contain the disease or treat its impact, among others. As new information regarding COVID-19 continues to emerge, and, as variants of COVID-19 emerge, it is difficult to predict the degree to which this disease will ultimately have on our business.

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

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our direct sales force, consisting of salaries, commission compensation, fringe benefits, meals and other expenses. Auto and travel costs have also historically contributed to sales and marketing expenses, albeit to a lesser extent due to the COVID-19 pandemic. Outside of our direct sales force, we incur significant expenses relating to commissions to our CanGaroo commercial partners and independent sales agents. Additionally, this expense category includes distribution costs as well as market research, trade show attendance, advertising and public relations and customer service expenses. We expect sales and marketing expenses to grow commensurate with sales increases and the continued expansion of our CanGaroo direct sales force.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance and general business expenses. G&A expenses also include any expenses we incur associated with the FiberCel Litigation described in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. We expect our G&A expenses to increase as a result of operating as a public company, especially as a result of hiring additional personnel and incurring greater director and officer insurance premiums, greater investor and public relations costs, and additional costs associated with accounting, legal, tax-related and other services associated with maintaining compliance with exchange listing and SEC requirements. G&A expenses will also increase to the extent any future costs associated with the FiberCel Litigation are incurred.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year financial statement presentation. The reclassifications relate to certain executive compensation costs and technical operations expenses at the Company’s Richmond, California plant. As follows are the total amounts reclassified for the three and six months ended June 30, 2020 along with the line items in the condensed consolidated statement of operations that were impacted (in thousands).

	Increase (Decrease) From Previously Reported Amounts
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Sales and marketing	$100	$247
General and administrative	(442)	(1,016)
Research and development	342	769

These reclassifications did not impact our consolidated earnings or assets for the three and six months ended June 30, 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021		2020		Change 2020 / 2021
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$12,160	100.0%	$8,579	100.0%	$3,581	41.7%
Cost of goods sold	6,546	53.8%	4,795	55.9%	1,751	36.5%
Gross profit	5,614	46.2%	3,784	44.1%	1,830	48.4%
Sales and marketing	4,799	39.5%	4,062	47.3%	737	18.1%
General and administrative	3,529	29.0%	2,077	24.2%	1,452	69.9%
Research and development	1,881	15.5%	1,408	16.4%	473	33.6%
Total operating expenses	10,209	84.0%	7,547	88.0%	2,662	35.3%
Loss from operations	(4,595)	(37.8)%	(3,763)	(43.9)%	(832)	22.1%
Interest expense	1,351	11.1%	1,410	16.4%	(59)	(4.2)%
Other (income) expense, net	(3,579)	(29.4)%	—	—%	(3,579)	NM
Loss before provision of income taxes	(2,367)	(19.5)%	(5,173)	(60.3)%	2,806	(54.2)%
Income tax expense	18	0.1%	5	0.1%	13	260%
Net loss	$(2,385)	(19.6)%	$(5,178)	(60.4)%	$2,793	(53.9)%

NM = not meaningful

Net Sales

Net sales grew $3.6 million, or 41.7%, to $12.2 million in the three months ended June 30, 2021 compared to $8.6 million in the three months ended June 30, 2020. The significant increase in net sales was due to growth in both the net sales of our Core Products and of our Non-Core Products, which grew $2.6 million and $1.0 million, respectively.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Three Months Ended June 30,
	2021		2020
		% of Net		% of Net	Change 2020 / 2021
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$9,979	82.1%	$7,375	86.0%	$2,604	35.3%
Non-Core Products	2,181	17.9%	1,204	14.0%	977	81.1%
Total Net Sales	$12,160	100.0%	$8,579	100.0%	$3,581	41.7%

Net sales generated by our Core Products grew $2.6 million, or 35.3%, to $10.0 million in the three months ended June 30, 2021 compared to $7.4 million in the three months ended June 30, 2020. The Core Products net sales growth can be largely attributed to the volume growth in all of our Core Product categories due to increased market demand along with the lessened impact COVID-19 had on revenue in the three months ended June 30, 2021 versus such impact in the three months ended June 30, 2020. Due to the FiberCel Litigation described in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report and the resulting suspension of Medtronic’s purchases of FiberCel, we estimate net sales of our Core Products for the three months ended June 30, 2021 were reduced by approximately $1.1 million and that our sales of Core Products in the coming quarters will likely decline from current levels.

Net sales generated by our Non-Core Products increased $1.0 million, or 81.1%, to $2.2 million in the three months ended June 30, 2021 compared to $1.2 million in the three months ended June 30, 2020. The Non-Core Products net sales increase was primarily due to revenues associated with new contracts signed in the latter half of 2020 along with the lessened impact COVID-19 had on revenue in the three months ended June 30, 2021 versus such impact in the three months June 30, 2020.

Cost of Goods Sold

Cost of goods sold was $6.5 million and $5.0 million in the three months ended June 30, 2021 and 2020, respectively, and included, in each case, $0.8 million of intangible asset amortization expenses. Gross margin in the three months ended June 30, 2021 was 46.2%, an increase from 44.1% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the three months ended June 30, 2021 was 53.1%, a decline from 54.0% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decline in gross margin, excluding intangible asset amortization, was due mainly to the impact of the FiberCel Recall (as defined in Part II, Item 1A. “Risk Factors” of this Quarterly Report), which, along with product returns impacting gross margin, caused a write-down to inventory due to recent changes made in donor clearance criteria.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.7 million, or 18.1%, to $4.8 million in the three months ended June 30, 2021 compared to $4.1 million in the three months ended June 30, 2020. As a percentage of sales, sales and marketing expenses fell to 39.5% in the three months ended June 30, 2021 from 47.3% in the three months ended June 30, 2020. Along with slightly lower marketing costs, the decrease as a percentage of sales was the result of the growth in our orthopedic/spinal repair revenues during the second quarter of 2021, as such revenues have limited associated selling costs.

General and Administrative

G&A expenses increased $1.5 million, or 69.9%, to $3.5 million in the three months ended June 30, 2021 compared to $2.1 million in the three months ended June 31, 2020. As a percentage of net sales, G&A expenses increased to 29.0% in the three months ended June 30, 2021 from 24.2% in the three months ended June 30, 2020. The increase in expense was primarily due to costs of being a public company, most notably increases in directors and officers insurance, legal fees and stock-based compensation. The increase was also due to $0.1 million in expenses incurred in the three months ended June 30, 2021 associated with the FiberCel Litigation described in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development

R&D expenses increased to $1.9 million in the three months ended June 30, 2021 compared to $1.4 million in the three months ended June 30, 2020. We continue to focus our R&D efforts on the development of our pipeline products with the growth in R&D expenses in the three months ended June 30, 2021 largely attributable to the work performed on the development of our CanGaroo anti-infective product, which achieved its next development milestone in the three months ended June 30, 2021 with the completion of manufacturing validation. With respect to the costs of the individual development projects, the majority of our costs are internal salaries and benefits as well as laboratory supplies. These costs represent shared resources amongst all projects.

Interest Expense

Interest expense was approximately $1.4 million in both the three months ended June 30, 2021 and 2020. These expenses relate primarily to the debt agreements noted below and the Revenue Interest Obligation defined and described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other (Income) Expense, net

Other (Income) Expense, net was approximately $3.6 million of income in the three months ended June 30, 2021. Such other income relates to the forgiveness of our PPP Loan totaling approximately $3.0 million and the Company’s receipt of $550,000 in satisfaction of a 2018 settlement with Keralink. For further discussion on these items, see Notes 6 and 10 to the condensed consolidated financial statements shown elsewhere in this Quarterly Report.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021		2020		Change 2020 / 2021
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$25,044	100.0%	$18,442	100.0%	$6,602	35.8%
Cost of goods sold	13,101	52.3%	9,443	51.2%	3,658	38.7%
Gross profit	11,943	47.7%	8,999	48.8%	2,944	32.7%
Sales and marketing	9,502	37.9%	8,544	46.3%	958	11.2%
General and administrative	7,134	28.5%	4,683	25.4%	2,451	52.3%
Research and development	3,601	14.4%	2,717	14.7%	884	32.5%
Total operating expenses	20,237	80.8%	15,944	86.5%	4,293	26.9%
Loss from operations	(8,294)	(33.1)%	(6,945)	(37.7)%	(1,349)	19.4%
Interest expense	2,706	10.8%	2,783	15.1%	(77)	(2.8)%
Other (income) expense, net	(3,579)	(14.3)%	—	—%	(3,579)	NM
Loss before provision of income taxes	(7,421)	(29.6)%	(9,728)	(52.7)%	2,307	(23.7)%
Income tax expense	31	0.1%	10	0.1%	21	210.0%
Net loss	$(7,452)	(29.8)%	$(9,738)	(52.8)%	$2,286	(23.5)%

NM = not meaningful

Net Sales

Net sales grew $6.6 million, or 35.8%, to $25.0 million in the six months ended June 30, 2021 compared to $18.4 million in the six months ended June 30, 2020. The significant increase in net sales was due to growth in both the net sales of our Core Products and of our Non-Core Products, which grew $5.0 million and $1.6 million, respectively.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Six Months Ended June 30,
	2021		2020
		% of Net		% of Net	Change 2020 / 2021
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$20,642	82.4%	$15,611	84.6%	$5,031	32.2%
Non-Core Products	4,402	17.6%	2,831	15.4%	1,571	55.5%
Total Net Sales	$25,044	100.0%	$18,442	100.0%	$6,602	87.7%

Net sales generated by our Core Products grew $5.0 million, or 32.2%, to $20.6 million in the six months ended June 30, 2021 compared to $15.6 million in the six months ended June 30, 2020. The Core Products net sales growth can be largely attributed to the volume growth in all of our Core Product categories due to increased market demand along with the lessened revenue impact of COVID-19 in the six months ended June 30, 2021 versus such impact in the six months ended June 30. 2020. Due to the FiberCel Litigation described in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report and the resulting suspension of Medtronic’s purchases of FiberCel, we estimate net sales of our Core Products for the six months ended June 30, 2021 were reduced by approximately $1.1 million and that our sales of Core Products in the coming quarters will likely decline from current levels.

Net sales generated by our Non-Core Products increased $1.6 million, or 55.5%, to $4.4 million in the six months ended June 30, 2021 compared to $2.8 million in the six months ended June 30, 2020. The Non-Core Products net sales increase was primarily due to revenues associated with new contracts signed in the latter half of 2020 along with the lessened revenue impact of COVID-19 in the six months ended June 30, 2021 versus such impact in the six months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold was $13.1 million and $9.4 million in the six months ended June 30, 2021 and 2020, respectively, and included, in each case, $1.7 million of intangible asset amortization expenses. Gross margin in the six months ended June 30, 2021 was 47.7%, a decrease from 48.8% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the six months ended June 30, 2021 was 54.5%, a decline from 58.0% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decline in gross margin, excluding intangible asset amortization, was due mainly to the impact of the FiberCel Recall (as defined in Part II, Item 1A. “Risk Factors” of this Quarterly Report), which, along with product returns impacting gross margin, also caused a write-down to inventory due to recent changes made in donor clearance criteria. Additionally, product mix (higher Non-Core revenues in 2021 with lower gross margins) contributed to the gross margin decline.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $1.0 million, or 11.2%, to $9.5 million in the six months ended June 30, 2021 compared to $8.5 million in the six months ended June 30, 2020. As a percentage of sales, sales and marketing expenses fell to 37.9% in the six months ended June 30, 2021 from 46.3% in the six months ended June 30, 2020. Along with slightly lower marketing costs, the decrease as a percentage of sales is the result of the growth in our orthopedic/spinal repair revenues during the first half of 2021, as such revenues have limited associated selling costs.

General and Administrative

G&A expenses increased $2.5 million, or 52.3%, to $7.1 million in the six months ended June 30, 2021 compared to $4.7 million in the six months ended June 31, 2020. As a percentage of net sales, G&A expenses increased to 28.5% in the six months ended June 30, 2021 from 25.4% in the six months ended June 30, 2020. The dollar increase was primarily due to costs of being a public company, most notably increases in directors and officers insurance, legal fees and stock-based compensation. The increase was also due to $0.1 million in expenses incurred in the six months ended June 30, 2021 associated with the FiberCel Litigation described in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development

R&D expenses increased to $3.6 million in the six months ended June 30, 2021 compared to $2.7 million in the six months ended June 30, 2020. We continue to focus our R&D efforts on the development of our pipeline products with the growth in R&D expenses in the six months ended June 30, 2021 largely attributable to the work performed on the development of our CanGaroo anti-infective product which achieved its next development milestone in the six months ended June 30, 2021 with the completion of manufacturing validation. With respect to the costs of the individual development projects, the majority of our costs are internal salaries and benefits as well as laboratory supplies. These costs represent shared resources amongst all projects.

Interest Expense

Interest expense was approximately $2.7 million and $2.8 million in the six months ended June 30, 2021 and 2020, respectively. These expenses relate primarily to the debt agreements noted below and the Revenue Interest

Obligation defined and described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other (Income) Expense, net

Other (Income) Expense, net was approximately $3.6 million of income in the six months ended June 30, 2021. Such other income relates to the forgiveness of our PPP Loan totaling approximately $3.0 million and the Company’s receipt of $550,000 in satisfaction of a 2018 settlement with Keralink. For further discussion on these items, see Notes 6 and 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2021 and 2020. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2021 and 2020 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$12,160	$8,579	$25,044	$18,442
Cost of goods sold	6,546	4,795	13,101	9,443
Gross profit	5,614	3,784	11,943	8,999
Intangible asset amortization expense	849	849	1,699	1,699
Gross profit, excluding intangible asset amortization	$6,463	$4,633	$13,642	$10,698
Gross margin	46.2%	44.1%	47.7%	48.8%
Gross margin, excluding intangible asset amortization	53.1%	54.0%	54.5%	58.0%

Seasonality

Historically, we have experienced seasonality, with lower sales in our first and second quarter and higher sales in our fourth quarter, and we expect this trend to continue. We have experienced and may in the future experience higher sales in the fourth quarter as a result of hospitals in the United States increasing their purchases of our products to coincide with the end of their budget cycles. Satisfaction of patient deductibles throughout the course of the year also results in increased sales later in the year, once patients have paid their annual insurance deductibles in full, which reduces their out-of-pocket costs. Conversely, our first quarter generally has lower sales than the preceding fourth quarter as patient deductibles are re-established with the new year, which increases their out-of-pocket costs.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and restricted cash of approximately $28.4 million and availability under our Revolving Credit Facility of $5.1 million. We have historically financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products and, more recently, with proceeds from our IPO. Our historical cash outflows have primarily been associated with acquisition and integration, manufacturing costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2021, our accumulated deficit was $87.7 million.

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

We believe that the net proceeds from our IPO, together with our existing cash, availability under our Revolving Credit Facility and cash generated from expected future commercial sales will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,961)	$(7,029)
Investing activities	(247)	(89)
Financing activities	(4,956)	5,568
Net decrease in cash	$(11,164)	$(1,550)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $6.0 million compared to $7.0 million for the six months ended June 30, 2020. The year-over-year change was primarily due to a lower net loss (after adjustment for non-cash charges and gains) and improved working capital performance, particularly as it relates to our management of inventory levels.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $0.2 million and approximately $0.1 million for the six months ended June 30, 2020. In both periods, the use of cash related to the purchase of property and equipment, the majority of which are used in the production activities of our Richmond, California facility.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 totaled $5.0 million compared to $5.6 million of cash provided by financing activities for the six months ended June 30, 2020. The year-over-year net increase of approximately $10.6 million was primarily due to the capital raises in the 2020 period totaling approximately $7.1 million necessary to fund our operations prior to the IPO in contrast to only the net repayments of $3.6 million on our Revolving Credit Facility during the 2021 (post-IPO) period.

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

As of June 30, 2021, we had $19.8 million of indebtedness outstanding under our Term Loan Facility (net of $0.2 million of unamortized discount and deferred financing costs), and $2.9 million outstanding under our Revolving Credit Facility (with $5.1 million of additional borrowings available thereunder).

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

Mandatory Prepayments

The Term Loan Credit Agreement requires the Borrowers to prepay amounts outstanding under the Term Loan Facility, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the Borrowing Base is calculated. In addition, the Borrowers are required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the six months ended June 30, 2021 and 2020.

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

Amortization and Final Maturity

The Borrowers are required to make interest-only payments prior to the principal amortization start date. The Term Loan Facility provided that if certain conditions were satisfied prior to December 1, 2020 (including our completion of a qualified initial public offering and no continuing default or event of default), the principal amortization start date may, upon our request, be extended to August 1, 2021 (from the previous principal amortization start date of February 1, 2021). Based on the completion of our IPO, in January 2021, we exercised this interest-only period extension right and as such, the principal payments in respect of borrowings under the Term Loan Facility commenced on August 1, 2021. Such principal payments shall be in an amount equal to the total principal amount of borrowings under the Term Loan Facility divided by 36, for a 36-month straight-line amortization of equal monthly principal payments. The remaining unpaid balance on the Term Loan Facility, together with all accrued and unpaid interest thereon and any remaining unpaid amount of the Exit Fee, is due and payable on July 15, 2024.

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

Covenants and Other Matters

The Term Loan Credit Agreement and the Revolving Credit Agreement each contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of the Borrowers to:

●	incur additional indebtedness;
●	incur certain liens;
●	pay dividends or make other distributions on equity interests;
●	enter into agreements restricting their subsidiaries’ ability to pay dividends;
●	redeem, repurchase or refinance subordinated indebtedness;
●	consolidate, merge or sell or otherwise dispose of their assets;
●	make investments, loans, advances, guarantees and acquisitions;
●	enter into transactions with affiliates;
●	amend or modify their governing documents;
●	amend or modify certain material agreements;
●	alter the business conducted by them and their subsidiaries; and
●	enter into sale and leaseback transactions.

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

PPP Loan

In May 2020, we entered into a promissory note with Silicon Valley Bank, or SVB, under the Paycheck Protection Program of the CARES Act pursuant to which SVB agreed to make a loan to us in the amount of approximately $3.0 million. The PPP Loan bears interest at a rate of 1.0% per annum with monthly principal and interest payments beginning in March 2021 and ending on the maturity date of May 7, 2022; however such repayment commencement was deferred by the U.S. Small Business Administration while they evaluated the Company’s forgiveness application. In June 2021, Aziyo was notified by the U.S. Small Business Administration that the entire balance of the Company’s PPP Loan and all related accrued interest was forgiven. Such forgiveness resulted in a gain to the Company of approximately $3.0 million which has been recorded as other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021.

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

Based on our current and planned business operations, we believe that the net proceeds from the IPO, together with our existing cash, our availability under our Revolving Credit Facility, and cash generated from expected future sales will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. If our available cash balances and cash flow from operations, if any, are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical studies and clinical trials;
●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or the damages payable (to the extent above the applicable insurance coverage), for example, in connection with claims involving the recall of FiberCel;

●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;

●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above of the current COVID-19 pandemic, including variants of the disease, or any other pandemic, epidemic or outbreak of infectious disease.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Recent Accounting Pronouncements

Refer to Note 3, “Recently Issued Accounting Standards,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding recently issued accounting pronouncements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates, foreign currency and inflation. The following discussion provides additional information regarding these risks.

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at June 30, 2021 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of June 30, 2021, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe this financial institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 10% or more of our accounts receivable as of June 30, 2021.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the six months ended June 30, 2021 and 2020. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For information about legal proceedings in which we are involved, see Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A.          Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our Annual Report, as updated and supplemented by the risk factors below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Risks Related to Our Business

Our success depends on our ability to maintain the value and reputation of the Aziyo name.

We believe that the “Aziyo” name is important to attracting and retaining customers, and enhancing our name depends largely on our ability to provide high-quality and safe products. Our name could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by events yielding negative perceptions and publicity. For example, on June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix (“FiberCel”), a bone repair product made from human tissue that is used in various orthopedic and spinal procedures. Notice of the voluntary recall was issued to hospitals that received products from this specific lot, following the Company’s learning of post-surgical infections in patients treated with FiberCel, including some patients who tested positive for tuberculosis, including eight cases that resulted in fatalities (the “FiberCel Recall”).  Following the public announcement of our voluntary  recall, there has been various media coverage surrounding the recall and patients impacted, as well as lawsuits filed against Aziyo, which are described in Part II, Item 1, “Legal Proceedings” and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Such negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease confidence in our products or have an adverse effect on our ability to retain existing and attract new customers, suppliers and distribution partners, any one of which could result in decreased revenue, having an adverse effect on our business, financial condition and operating results.

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

In addition, certain of our commercial partners may, from time to time, account for a significant portion of our net sales and/or accounts receivable. Sales to Surgalign Spine Technologies, one of our commercial partners, accounted for 11% of our net sales during the six months ended June 30, 2021 and represented 13% of our accounts receivable as of June 30, 2021. Sales to Medtronic, also one of our commercial partners, accounted for 20% of our net sales during the six months ended June 30, 2021 and represented 30% of our accounts receivable as of June 30, 2021. As more fully described elsewhere in this Quarterly Report, we issued a voluntary recall on June 2, 2021 pertaining to a single donor lot of our

FiberCel product after learning of post-surgical infections in several patients treated with the product, including some of whom tested positive for tuberculosis, and eight of whom suffered a fatal outcome. FiberCel is distributed by Medtronic and, in June 2021, Medtronic notified us that sales of FiberCel as well as all such other Non-Core products supplied to Medtronic would be suspended until further notice.

The loss of one or more significant commercial partners, a material reduction in their purchases of our products, such as what we are currently experiencing with Medtronic, or their inability to perform their contractual obligations, including, for example, committed purchase requirements, could adversely affect our business, financial condition and results of operations. We are also subject to the risk that any such commercial partner will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

We have incurred operating losses since our inception, expect to continue to incur significant expenses and operating losses in the future, and may not be able to achieve or sustain profitability.

We have incurred net losses since our inception in 2015. For the six months ended June 30, 2021 and 2020, we had net losses of $7.5 million and $9.7 million, respectively. As of June 30, 2021, we had an accumulated deficit of  $87.7 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products. We have devoted the majority of our resources to acquisition and integration, manufacturing costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and commercial partners in order to expand our presence and to promote awareness and adoption of our products.

We expect that our operating expenses will continue to increase as we grow our sales organization, expand our product development and clinical and research activities, and incur additional costs associated with being a public company. Sales of our products or meaningful reductions or suspensions of such sales, such as the suspension of sales of FiberCel, may not offset our operating expenses As a result, we expect to continue to incur operating losses in the future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our Class A common stock to decline. In addition, failure of our products to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products.

We focus our sales, marketing and training efforts on physicians, surgeons and other healthcare professionals. The acceptance of our products depends in part on our ability to educate these individuals as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies. We support our direct sales force, commercial partners and independent sales agents through in-person educational programs and online medical educational materials, among other things. We also produce marketing materials, including materials outlining our products, for our sales teams using printed, video and multimedia formats. However, our efforts to educate physicians, surgeons and other healthcare professionals regarding our products may not be successful, particularly with respect to our Bone Repair products in light of the recent events involving the FiberCel Recall, and in markets where we rely exclusively on the efforts of our commercial partners and independent sales agents. If we do not adequately educate physicians, surgeons and other healthcare professionals about our products, as well as any adverse events involving these products, our products may not gain or maintain market acceptance, which may adversely affect our business, financial condition and results of operations.

Our success depends on the continued and future acceptance of our products by the medical community.

Even if we are able to increase awareness of our products among healthcare professionals, there can be no assurance that this will translate into greater acceptance of our products by the medical community. We believe physicians, surgeons and other healthcare professionals will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other available methods. In light of the events surrounding the FiberCel Recall, described in Part II, Item 1, “Legal Proceedings” and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, such positive evaluation of our Bone Repair products may become more challenging. Physicians also are more interested in using cost-effective products as they face increasing cost-containment pressure. In general, physicians may be slow to change their medical treatment practices and adopt our products for a variety of reasons, including, among others:

●	their lack of experience using our products;
●	lack of evidence supporting additional patient benefits from use of our products over conventional methods;
●	pressure to contain costs;
●	preference for other treatment modalities or our competitors’ products;
●	perceived liability risks generally associated with the use of new products and procedures;
●	limited availability of coverage and/or reimbursement from third-party payors; and
●	the time that must be dedicated to learning how to use our products.

The degree of market acceptance of our products will continue to depend on a number of factors, some of which are outside of our control, including, among other things:

●	the actual and perceived safety and efficacy of our products;
●	the potential and perceived advantages of our products over alternative treatments;
●	clinical data and the clinical indications for which our products are approved;
●	product labeling or product insert requirements of the FDA, the European Union or other regulatory authorities, including any limitations or warnings contained in approved labeling;
●	the cost of using our products relative to the use of our competitors’ products or alternative treatment modalities;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments;
●	our reputation and the reputation of our products;
●	the prevalence and severity of any adverse events patients experience involving our products;
●	the shelf life of our products and our ability to manage the logistics of the end-user supply chain; and
●	sufficient and readily accessible third-party insurance coverage and reimbursement for procedures incorporating our products.

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

Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, sales, distribution and other resources than we do, which may prevent us from achieving significant market penetration or improved operating results. Certain competitors’ products, such as competitors of SimpliDerm, are subject to a simpler reimbursement process than are our products. Competitors may also be able to leverage their market share and other resources to set prices at a level below that which is profitable for us. These companies may also enjoy other competitive advantages, including, without limitation:

●	greater company, product and brand recognition;
●	better quality and greater volume of clinical data;
●	more effective marketing to and education of physicians and other healthcare professionals;
●	greater control of key intellectual property and more expansive portfolios of intellectual property rights;
●	more experience in obtaining and maintaining regulatory clearances or approvals for products and product enhancements;
●	more established relationships with hospitals and other healthcare providers, physicians, suppliers, customers and third-party payors;
●	additional lines of products, and the ability to bundle products to offer greater incentives to gain a competitive advantage;
●	more established sales, marketing and worldwide distribution networks;
●	better product support and service;
●	superior reliability, durability and product safety, with such product safety particularly in light of the events involving the FiberCel Recall;
●	more effective pricing and revenue strategies; and
●	more effective clinical training programs.

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

We manufacture our human and porcine tissue products using technically complex processes requiring specialized facilities, highly specific raw materials, skill and diligence by our personnel and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements, including stability requirements or specifications. For example, our bone allograft products, such as ViBone and OsteGro V, must be shipped and maintained within a specified temperature range. If environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. The occurrence of this or any other actual or suspected production or distribution problem can lead to lost inventory, customer returns and, in some cases, recalls, with consequential damage to our reputation and customer relationships and the risk of product liability.

For example, on June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures. Notice of the voluntary recall was issued to hospitals that received product from this specific lot following the Company’s learning of post-surgical infections in patients treated with FiberCel, including some patients that tested positive for tuberculosis. The lot consisted of 154 units of FiberCel, all derived from a single donor, that were shipped to facilities in 20 states. We have investigated the source of the infections in coordination with our distributor, the FDA and the U.S. Centers for Disease Control and Prevention (“CDC”).  The FDA inspected our Richmond, California production facility, and this inspection did not result in any Form-483 observations. Additionally, multiple product liability lawsuits have been filed against Aziyo. See “We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance” for additional information about these product liability lawsuits.

This investigation, as well as others that may occur in the future, and the remediation of any potential or identified problems can cause production delays and result in substantial additional expenses and lost revenue. In addition, we may experience difficulties in scaling up processing and production of our human and porcine tissue products, including problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures and availability of skilled personnel. Furthermore, developing and maintaining our production capabilities has required, and will continue to require, the investment of significant resources, and we cannot guarantee that we will be able to achieve economies of scale. If we are unable to process and produce our human tissue products on a timely basis, at acceptable quality and costs and in sufficient quantities, or if we experience technological problems, delays in production, failure in the storage of our products or other loss of supply, our business would be materially and adversely affected.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. We are, and may in the future be, subject to product liability claims and lawsuits, including potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Product liability claims may be made by patients and their families, healthcare providers or others selling our products. Product liability claims may include, among other things, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example, the Company and certain Medtronic entities have been named in complaints alleging that plaintiffs contracted tuberculosis following the implantation of FiberCel during spinal fusion operations and seeking unspecified compensatory and punitive damages and medical monitoring.  See Part II, Item

1, “Legal Proceedings” and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Additionally, we may be subject to product liability claims, proceedings and lawsuits, even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians and other healthcare providers to properly and correctly use our products. If these physicians or other healthcare providers are not properly trained or are negligent in using our products, the capabilities of our products may be diminished or the patient may suffer critical injury. In addition, we may be subject to product liability claims, as well as a number of other risks, as a result of physicians and other healthcare providers using our products “off-label.” See the risk factor entitled “The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business” included in our Annual Report on Form 10-K.

Defending any current or future claims, proceedings or lawsuits, regardless of merit, could be costly, divert management attention and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	harm to our business reputation;
●	investigations by regulators;
●	significant legal costs;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources; and
●	decreased demand for our products.

Our product liability insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance. It is also possible that claims could exceed the limits of, or be excluded from, coverage under our policy, and claims against us could also increase the cost of maintaining our coverage. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, or if we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. One or more product liability claims could have a significant adverse effect on our business, financial condition and results of operations.

We bear the risk of warranty claims on our products.

We bear the risk of warranty claims on our products. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer, and any recovery from such supplier or vendor may not be adequate. Furthermore, we may not have any, or have an adequate, warranty provided by our supplier. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.  In addition, we have been, and in the future could be, subject to costs related to product recalls, and we could incur significant costs to correct any defects, warranty claims or other problems. Any such events could adversely affect our business, financial condition and results of operations.

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

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. In August 2019, we recalled and discarded certain production lots of CanGaroo from the market due to suture breakage. In January 2018, we recalled five of our allograft tissue implants because a pre-sterilized donor culture should have been disqualified, each of which had a negative effect on our business, financial condition and results of operations. Furthermore, in June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures, following our learning of post-surgical infections in patients treated with FiberCel, including some patients that tested positive for tuberculosis. This recall had a negative effect on our business, financial condition and results of operations. Any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, may also negatively affect our business financial condition and results of operations, and this effect may be material.

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

We face significant litigation related to FiberCel.

The Company has been named in several lawsuits alleging that the plaintiffs contracted tuberculosis and are suffering substantial adverse symptoms following the implantation of FiberCel during spinal fusion operations.  See Part II, Item 1, “Legal Proceedings” and Note 8 to the condensed consolidated financial statements included elsewhere in this

Quarterly Report.  We have incurred and will continue to incur costs to defend these lawsuits and are not currently able to estimate damage amounts, if any, that we may be required to pay in connection with these lawsuits. Furthermore, these proceedings are still expected to continue for the reasonably foreseeable future, and we cannot predict the course the proceedings will take or their ultimate outcome. Given the inherent difficulty of predicting the outcome of litigation and costs involved to defend against the claims, we are currently unable to reasonably estimate the possible loss or range of loss with respect to the these lawsuits. Any unfavorable outcome that results in the payment of substantial damages could have a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Our indebtedness and our Revenue Interest Obligation to Ligand Pharmaceuticals Incorporated may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

As of June 30, 2021, we had $21.2 million of indebtedness outstanding, consisting of  $19.8 million outstanding under our Term Loan Facility (net of  $0.2 million of unamortized discount and deferred financing costs), $2.9 million outstanding under our Revolving Credit Facility (with $5.1 million of additional borrowings available thereunder), and a $1.4 million promissory note payable to one of our suppliers. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million and certain milestone payments if sales of the acquired products exceed certain thresholds. See Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

In addition, the agreements governing our Term Loan Facility and Revolving Credit Facility contain, and any agreements evidencing or governing other future indebtedness may also contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:

●	incur additional indebtedness;
●	incur certain liens;
●	pay dividends or make other distributions on equity interests;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends;
●	redeem, repurchase or refinance subordinated indebtedness;
●	consolidate, merge or sell or otherwise dispose of our assets;
●	make investments, loans, advances, guarantees and acquisitions;
●	enter into transactions with affiliates;
●	amend or modify our governing documents;

●	amend or modify certain material agreements;
●	alter the business conducted by us and our subsidiaries; and
●	enter into sale and leaseback transactions.

In addition to these covenants, the agreements governing our Term Loan Facility and Revolving Credit Facility also contain a financial covenant, which is tested on a monthly basis, and requires us to achieve a specified minimum net product revenue (as defined therein) for the preceding 12-month period. While we were in compliance with all covenants under these agreements as of June 30, 2021, we have had past breaches requiring waivers and there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Various events permit the lender under the Term Loan Facility and Revolving Credit Facility to terminate the agreement, following a cure period.  Such events include, without limitation, legal proceedings or the termination of a material contract, both of which could be implicated based on the facts involving the FiberCel Recall and the FiberCel Litigation. If the lender were to terminate either the Term Loan Facility or the Revolving Credit Facility, the lender may declare all or any portion of these obligations to become immediately due and payable.

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that the net proceeds from our IPO, together with our existing cash, availability under our Revolving Credit Facility and cash generated from expected future commercial sales, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2022. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including, among other things:

●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical studies and clinical trials;
●	the cost of our research and development activities and the cost of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or damages payable (to the extent above the applicable insurance coverage), for example, in connection with claims involving the FiberCel Recall;

●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the costs of developing and commercializing new products or technologies;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above of the COVID-19 pandemic, incluing due to variants thereof, or any other pandemic, epidemic or outbreak of infectious disease.

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

We may face additional issues associated with the voluntary recall of the single donor lot of FiberCel if we are unable to show that we initiated a timely recall and recalled all deficient lots.

On June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures. Notice of the voluntary recall was issued to hospitals that received product from this specific lot following the Company’s learning of post-surgical infections in patients treated with FiberCel, including some patients who tested positive for tuberculosis. We investigated the source of the infections in coordination with our distributor of the product, the FDA and the CDC. The FDA has since inspected our Richmond, California production facility and this did not result in any Form-483 observations. If it is determined that there are other lots that are similarly affected or we experience the same or similar circumstances in the future, this could adversely affect our ability to generate revenue and have an adverse effect on our financial condition and results of operations. Moreover, we may face additional issues associated with our voluntary recall if we are unable to show that we initiated a timely recall.

Risks Related to Government Regulation

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

The FDA, the Competent Authorities of the European Union, and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall for a medical device must be based on a finding that there is reasonable probability that the device could cause serious injury or death. With respect to HCT/Ps, the FDA may also require a recall where the conditions of manufacture of the HCT/P do not provide adequate protections against risks of communicable disease transmission, or where the HCT/P is infected or contaminated so as to be a source of dangerous infections to humans. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

The market price of our Class A common stock is likely to be highly volatile and may fluctuate substantially due to a variety of factors, many of which are outside of our control, including, among other things:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	developments related to the COVID-19 pandemic;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
●	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
●	product liability claims or damages related thereto, including those related to FiberCel described in this Quarterly Report, as well as other litigation or regulatory investigations;
●	annual or quarterly variations in our results of operations or those of others in our industry, or results of operations that otherwise vary from those expected by securities analysts and investors;
●	publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
●	announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
●	additions or departures of key management personnel;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
●	the development and sustainability of an active trading market for our Class A common stock;
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

●	other factors discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of our Annual Report.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including, as a result of the pandemic related to COVID-19 and variants such as Delta. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance. If the market price of shares of our Class A common stock does not ever exceed the price you paid for your shares, you may not realize any return on your investment in us and may lose some or all of your investment.

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

We are a “controlled company” within the meaning of the Nasdaq Stock Market LLC (“Nasdaq”) and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements.

Affiliates of HighCape Partners control a majority of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” within the meaning of Nasdaq’s rules and may elect not to comply with certain corporate governance requirements of Nasdaq, including, among others:

●	the requirement that a majority of our board of directors consist of independent directors;
●	the requirement that we have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

For so long as we remain a controlled company, we may at any time and from time to time, utilize any or all of these exemptions.  As a result, our board of directors and those committees may have more directors who do not meet Nasdaq’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZIYO BIOLOGICS, INC.

Date: August 10, 2021	By:	/s/ Ronald Lloyd
Ronald Lloyd
President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2021	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)