Form 10-Q
period 2021-09-30
AZIYO BIOLOGICS, INC.
filed 2021-11-10
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, there were 7,122,509 shares of the registrant’s Class A common stock and 3,134,162 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our results of operations, financial position, projected growth in our net sales, seasonality, business strategy, policies and approach, including, without limitation, expectations regarding our products and their targeted effects, plans for our sales and marketing growth and anticipated expansion of our product development and clinical and research activities, expectations regarding competition, our competitive advantages, regulations that impact our business, and overall clinical and commercial success, expectations regarding the lawsuits currently pending related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and the potential impact of the pandemic related to COVID-19 and variants thereof such as Delta on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and “Risk Factors” and Part I, Item 1A. “Risk Factors” in our Annual Report which can be found at https://investors.aziyo.com/reports. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$22,543	$39,150
Restricted cash	83	382
Accounts receivable, net	5,519	7,166
Inventory	9,832	10,117
Prepaid expenses and other current assets	1,277	2,892
Total current assets	39,254	59,707

Property and equipment, net	1,257	1,162
Intangible assets, net	19,316	21,865
Other assets	76	76
Total assets	$59,903	$82,810

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,689	$2,054
Accrued expenses	5,232	6,323
Payables to tissue suppliers	2,714	2,295
Current portion of long-term debt	8,059	6,310
Current portion of revenue interest obligation	2,750	2,750
Revolving line of credit	1,956	6,514
Deferred revenue and other current liabilities	110	533
Total current liabilities	22,510	26,779

Long-term debt	12,046	17,811
Long-term revenue interest obligation	16,552	16,633
Deferred revenue and other long-term liabilities	936	756
Total liabilities	52,044	61,979

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, and 7,122,509 and 7,091,960 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	7	7
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of September 30, 2021 and December 31, 2020 and 3,134,162 issued and outstanding as of September 30, 2021 and December 31, 2020	3	3
Additional paid-in capital	103,876	101,080
Accumulated deficit	(96,027)	(80,259)
Total stockholders’ equity	7,859	20,831
Total liabilities and stockholders' equity	$59,903	$82,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$11,485	$11,774	$36,529	$30,216
Cost of goods sold	7,796	6,233	20,897	15,676
Gross profit	3,689	5,541	15,632	14,540
Sales and marketing	4,783	4,301	14,285	12,845
General and administrative	3,593	2,667	10,727	7,350
Research and development	2,289	1,264	5,890	3,981
Total operating expenses	10,665	8,232	30,902	24,176
Loss from operations	(6,976)	(2,691)	(15,270)	(9,636)
Interest expense	1,328	1,465	4,034	4,248
Other (income) expense, net	—	2,567	(3,579)	2,567
Loss before provision for income taxes	(8,304)	(6,723)	(15,725)	(16,451)
Income tax expense	12	8	43	18
Net loss	(8,316)	(6,731)	(15,768)	(16,469)
Accretion of Convertible Preferred Stock	—	3,510	—	3,510
Net loss attributable to common stockholders	$(8,316)	$(10,241)	$(15,768)	$(19,979)
Net loss per share - basic and diluted	$(0.81)	$(15.79)	$(1.54)	$(30.82)

Weighted average common shares outstanding - basic and diluted	10,235,350	648,436	10,229,974	648,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Convertible				Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Common Stock
									Additional		Total
	Number of		Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	—	$—	—	$—	7,095,265	$7	3,134,162	$3	$102,668	$(87,711)	$14,967
Proceeds from sale of common stock through Employee Stock Purchase Plan	—	—	—	—	27,244	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	—	—	—	—	(8,316)	(8,316)
Balance, September 30, 2021	—	$—	—	$—	7,122,509	$7	3,134,162	$3	$103,876	$(96,027)	$7,859
Balance, June 30, 2020	45,000,000	$44,899	648,277	$1	—	$—	—	$—	$1,952	$(66,676)	$(64,723)
Issuance of Convertible Preferred Stock, net of issuance costs of $9	5,414,427	8,184	—	—	—	—	—	—	—	—	—
Proceeds from stock option exercises	—	—	402	—	—	—	—	—	2	—	2
Accretion of Convertible Preferred Stock	—	3,510	—	—	—	—	—	—	(2,012)	(1,498)	(3,510)
Stock-based compensation	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	(6,731)	(6,731)
Balance, September 30, 2020	50,414,427	$56,593	648,679	$1	—	$—	—	$—	$—	$(74,905)	$(74,904)

	Convertible				Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Common Stock
									Additional		Total
	Number of		Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	—	$—	—	$—	7,091,960	$7	3,134,162	$3	$101,080	$(80,259)	$20,831
Proceeds from stock option exercises	—	—	—	—	3,305	—	—	—	26	—	26
Proceeds from sale of common stock through Employee Stock Purchase Plan	—	—	—	—	27,244	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	—	—	2,562	—	2,562
Net loss	—	—	—	—	—	—	—	—	—	(15,768)	(15,768)
Balance, September 30, 2021	—	$—	—	$—	7,122,509	$7	3,134,162	$3	$103,876	$(96,027)	$7,859
Balance, December 31, 2019	44,550,230	$44,449	648,277	$1	—	$—	—	$—	$1,826	$(56,938)	$(55,111)
Issuance of Convertible Preferred Stock, net of issuance costs of $9	5,864,197	8,634	—	—	—	—	—	—	—	—	—
Proceeds from stock option exercises	—	—	402	—	—	—	—	—	2	—	2
Accretion of Convertible Preferred Stock	—	3,510	—	—	—	—	—	—	(2,012)	(1,498)	(3,510)
Stock-based compensation	—	—	—	—	—	—	—	—	184	—	184
Net loss	—	—	—	—	—	—	—	—	—	(16,469)	(16,469)
Balance, September 30, 2020	50,414,427	$56,593	648,679	$1	—	$—	—	$—	$—	$(74,905)	$(74,904)

The accompanying notes are an integral part of these condensed consolidated financial statements

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020

Net loss	$(15,768)	$(16,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,797	2,921
(Gain) loss on (forgiveness)/early extinguishment of debt	(3,029)	2,340
Gain on revaluation of revenue interest obligation and other	—	227
Amortization of deferred financing costs	91	91
Interest expense recorded as additional revenue interest obligation	1,987	2,011
Interest expense recorded as Convertible Preferred Stock	—	39
Stock-based compensation	2,562	184
Operating expense satisfied through Convertible Preferred Stock issuance	—	814
Changes in operating assets and liabilities:
Accounts receivable	1,647	134
Inventory	285	(2,598)
Prepaid expenses and other	1,615	(2,248)
Accounts payable and accrued expenses	(1,456)	4,641
Obligations to tissue suppliers	419	(55)
Deferred revenue and other liabilities	(209)	(290)
Net cash used in operating activities	(9,059)	(8,258)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(344)	(525)
Net cash used in investing activities	(344)	(525)
FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Promissory Note	—	2,000
Net borrowings (repayments) under revolving line of credit	(4,558)	1,639
Proceeds from Convertible Preferred Stock issuance, net	—	3,441
Proceeds from stock option exercises	26	2
Proceeds from long-term debt	—	2,995
Repayments of long-term debt	(1,111)	(300)
Payments on revenue interest obligation	(2,068)	(1,940)
Proceeds from sales of common stock through Employee Stock Purchase Plan	208	—
Net cash (used in) provided by financing activities	(7,503)	7,837

Net decrease in cash and restricted cash	(16,906)	(946)

Cash and restricted cash, beginning of period	39,532	2,590
Cash and restricted cash, end of period	$22,626	$1,644

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$3,788	$3,769
Cash paid for taxes	$37	$32
Conversion of Convertible Promissory Note to Convertible Preferred Stock	$—	$2,000
Forgiveness of SBA PPP loan	$3,029	$—

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

On October 13, 2020, in connection with the Company’s initial public offering ("IPO"), the Company issued and sold 2,941,176 shares of common stock, consisting of 2,205,882 shares of Class A common stock and 735,294 shares of Class B common stock, at a price to the public of $17.00 per share, resulting in net proceeds to the Company of approximately $43.0 million, after deducting the underwriting discount of approximately $3.5 million and offering expenses of approximately $3.5 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020. The financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the three and nine months ended September 30, 2021, the Company incurred net losses of $8.3 million and $15.8 million, respectively, and as of September 30, 2021, the Company had an accumulated deficit of $96.0 million. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

As further described in Note 6, the Company’s Term Debt Facility (“Term Debt”) and Revolving Line of Credit (the “Revolver”) include monthly revenue covenants, the non-compliance of which would permit our lenders to accelerate the repayment of these outstanding borrowings. In October 2021, the Company was informed by Medtronic that they would no longer be distributing cellular bone products such as FiberCel and, as such, the two companies are working towards a mutual termination of the associated FiberCel distribution agreement (“FiberCel Agreement”). Such termination will follow the suspension of all FiberCel purchases by Medtronic after Aziyo’s voluntary recall pertaining to a single donor lot of FiberCel in June 2021. Given the associated revenues derived from the FiberCel Agreement, its suspension and then termination may negatively affect the Company’s future revenues. As such, while Aziyo is currently in compliance with all revenue covenants, the Company’s ability to comply with these covenants in the future is uncertain. Additionally, in August 2021, the Company commenced the principal repayment of its Term Debt with such repayments totaling approximately $556,000 per month.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, the Company may seek to raise capital through the issuance of common stock and to either refinance or restructure its Term Debt and Revolver.  However, the Company may not be able to raise additional equity or refinance its Term Debt and Revolver on acceptable terms, or at all. As such, based on its current operating plans, the Company believes there is uncertainty as to whether its future cash flows along with its existing cash, availability under its Revolver and cash generated from expected future sales will be sufficient to meet the Company’s anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about Aziyo’s ability to continue as a going concern within one year after the issuance of the financial statements.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. That is, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year financial statement presentation.  The reclassifications relate to certain executive compensation costs and technical operations expenses at the Company’s Richmond, California plant. As follows are the total amounts reclassified for the three and nine months ended September 30, 2020 along with the line items in the condensed consolidated statement of operations that were impacted (in thousands).

	Increase (Decrease) From Previously Reported Amounts
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Sales and marketing	$127	$374
General and administrative	(528)	(1,544)
Research and development	401	1,170

These reclassifications did not impact the Company’s consolidated earnings or assets for the three and nine months ended September 30, 2020.

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

Impact of COVID-19

The Company continues to closely monitor the impact of the COVID-19 pandemic on its business. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended various containment and mitigation measures worldwide. Since that time, the number of procedures performed using the Company's products has decreased significantly, as governmental authorities in the United States have recommended, and in certain cases required, that elective, specialty and other non-emergency procedures and appointments be suspended or canceled in order to avoid patient exposure to medical environments and the risk of potential infection with COVID-19, and to focus limited resources and personnel capacity on the treatment of COVID-19 patients. As a result, beginning in March 2020, a significant number of procedures using the Company's products have been postponed or cancelled and the access of Aziyo’s sales representatives to the associated healthcare facilities has been curtailed, all of which has negatively impacted sales of its products. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will likely continue to reduce the Company's net sales and negatively impact its business, financial condition and results of operations while the pandemic continues.

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

Our common stock has a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average shares outstanding during the period. For purposes of the diluted net income (loss) per share attributable to common stockholders calculation, Convertible Preferred Stock, stock options, and preferred and common stock warrants are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for both periods presented.

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

	September 30,
	2021	2020
Cash	$22,543	$1,544
Restricted cash	83	100
Total cash and restricted cash shown in statements of cash flows	$22,626	$1,644

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and nine months ended September 30, 2021 or 2020.

Revenue Recognition

The Company’s revenue is generated from contracts with customers in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At September 30, 2021, the Company maintained $23.3 million in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

The Company sells certain of its products under large contract manufacturing or distribution arrangements. The following table presents percentage of total revenues derived from the Company’s largest customers as well as their respective percentage of total accounts receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Percent of revenues derived from:
Medtronic Sofamor Danek USA	3%	18%	14%	16%
Surgalign Holdings	9%	10%	10%	9%

	September 30, 2021	December 31, 2020
Percent of accounts receivable derived from:
Medtronic Sofamor Danek USA	0%	34%
Surgalign Holdings	12%	13%

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and nine months ended September 30, 2021 and 2020, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

In November 2019, the FASB issued ASU 2019-10, “Instruments - Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.” The FASB deferred the effective dates of the new credit losses standard for all entities except filers with the Securities and Exchange Commission (the “SEC”) that are not smaller reporting companies (“SRCs”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Board also aligned the effective dates of ASU 2017-04 on goodwill impairment with the new effective dates of the credit losses standard. The FASB deferred the effective dates of its new standards on hedging and leases for entities that are not public business entities (“PBEs”) (and for leases, for entities that are not non-for-profit (“NFP”) entities that have issues, or are conduit bond obligors for, certain securities; and are not employee benefit plans (“EBPs”) that file or furnish financial statements with or to the SEC) to fiscal years beginning after December 15, 2020, and interim periods in the following year. The FASB is also reconsidering its philosophy on establishing effective dates for major standards for private companies, NFPs, EBPs and smaller public companies. The board has developed a two-bucket approach that would give these entities more time to implement major new standards. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability subject to certain adjustments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). In November 2019, the FASB issued 2019-10 which extended the adoption of ASU 2016-02 for the Company to be effective for periods ending after December 15, 2022. While early adoption is permitted, the Company intends to adopt in accordance with the revised timeline provided by the FASB. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of September 30, 2021, the Company had 343,999 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of seven to ten years, and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the nine months ended September 30, 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2020	917,437	$13.68	8.1	$2,070
Granted	492,017	$12.71
Exercised	(3,305)	$7.91
Forfeited	(15,915)	$15.92
Outstanding, September 30, 2021	1,390,234	$13.32	8.1	$328
Vested and exercisable, September 30, 2021	222,652	$6.05	3.3	$282

As of September 30, 2021, there was approximately $7.3 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.1 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $7.31.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the nine months ended September 30, 2021 is as follows:

	Number of	Weighted-
	Shares	Average
	Underlying	Grant Date
	RSUs	Fair Value
Unvested, December 31, 2020	147,883	$17.00
Granted	91,182	$14.40
Vested	—	$—
Forfeited	(3,180)	$13.86
Unvested, September 30, 2021	235,885	$16.08

The total fair value of the RSUs granted during the nine months ended September 30, 2021 of $1.3 million was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the vesting period of three to four years. As of September 30, 2021, $2.8 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Aziyo Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount equal to the lesser of (i) 1% of the total shares of Class A common stock outstanding on the final day of the immediately preceding calendar year; or (ii) a lesser number of shares determined by our board of directors. As of September 30, 2021, the total shares of Class A common stock authorized for issuance under the ESPP was 214,069, of which 186,825 remained available for future issuance. During the nine months ended September 30, 2021, 27,244 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2021 and 2020 was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales and marketing	$185	$—	$488	$—
General and administrative	622	59	1,557	186
Research and development	139	—	391	—

Cost of goods sold	53	—	126	—
Total stock-based compensation expense	$1,000	$59	$2,562	$186

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

The following weighted-average assumptions were used to determine the fair value of options during the nine  months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Expected term (years)	6.0	5.0
Risk-free interest rate	0.96%	1.89%
Volatility factor	64%	55%
Dividend yield	—	—

Note 5. Inventory

Inventory was comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,944	$1,507
Work in process	1,098	708
Finished goods	6,790	7,902
Total	$9,832	$10,117

Note 6. Long-Term Debt

On May 31, 2017, in connection with the Company’s acquisition of CorMatrix described in Note 7, Aziyo entered into a $10 million term loan facility (the “Term Loan Facility”) and an $8 million asset-backed revolving line of credit (the “Revolving Credit Facility”), under which the Company’s borrowing capacity is limited by certain qualifying assets, with a financial institution (the “May 2017 Financing”). As of September 30, 2021 and December 31, 2020, the Company’s borrowing capacity under its Revolving Credit Facility was $6.4 million and $8.0 million, respectively. The Term Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3.0 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the Term Loan Facility to $20 million. Borrowings under the Term Loan Facility, as amended, bear interest at a rate per annum equal to the sum of (x) the greater of (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. In January 2021, based on its IPO, the Company exercised its right to extend the interest-only payment period for the Term Loan Facility to August 1, 2021 and, accordingly, interest and equal principal payments of approximately $556,000 per month began on August 1, 2021 and will continue through maturity in July 2024.

The agreement that governs the Term Loan Facility, as amended, requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the borrowing base of the Revolving Credit Facility is calculated. In addition, the Company is required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the three and nine months ended September 30, 2021 and 2020.

Both the Term Loan Facility and the Revolving Credit Facility also permit optional prepayments.

The agreement governing the Term Loan Facility also includes an exit fee of 6.5% of the aggregate principal amount and prepayment penalties of 2% to 4% if repaid prior to maturity. The weighted average interest rate on Term Loan Facility borrowings was 7.3% and 7.4%, respectively, for the three months ended September 30, 2021 and 2020 and 7.4% and 7.9%, respectively for the nine months ended September 30 2021 and 2020. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the sum of (x) the greater of (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The agreement governing the Revolving Credit Facility includes an unused line fee in an amount equal to 0.5% per annum of the unused borrowing capacity and prepayment penalties of 2% to 4% on the $8 million borrowing capacity if terminated by the Company prior to its expiration in July 2024. The weighted average interest rate on Revolving Credit Facility borrowings was 5.0% and 5.1%, respectively, for the three months ended September 30, 2021 and 2020 and 5.1% and 5.5%, respectively, for the nine months ended September 30, 2021 and 2020. Both debt instruments contain events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the United States Food and Drug Administration or such other material adverse event impacting the operations of Aziyo. The debt instruments also include a financial covenant based on cumulative minimum net product revenue, as defined, restrictions as to payment of dividends, and are secured by all assets of the Company. As of September 30, 2021, Aziyo was in compliance with this financial covenant and all other covenants. When finalized, the mutual termination of the Company’s Supply Agreement for FiberCel with Medtronic referred to in Note 2 would have triggered an event of default; however, such event of default was waived by the Company’s lenders.

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

In May 2020, Aziyo entered into a promissory note with Silicon Valley Bank that provided for the receipt by the Company of loan proceeds totaling approximately $3.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In June 2021, Aziyo was notified by the U.S. Small Business Administration that the entire balance of the Company’s PPP Loan and all related accrued interest was forgiven. Such forgiveness resulted in a gain to the Company of approximately $3.0 million which has been recorded as other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

Long-term debt was comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term Loan Facility, net of unamortized discount and deferred financing costs	$18,713	$19,734
Note to Tissue Supplier	1,392	1,392
PPP loan	—	2,995
Total	20,105	24,121
Current Portion	(8,059)	(6,310)
Long-Term Debt	$12,046	$17,811

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of September 30, 2021 and December 31, 2020.

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

The Company has recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments serving to establish the short-term portion. Total future payments, including contingent milestone payments and estimated sales-based payments, are based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the three and nine months ended September 30, 2021 and 2020, and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation was approximately $0.7 million for both the three months ended September 30, 2021 and 2020, respectively, and approximately $2.0 million for both the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Stockholders’ Equity

At inception, Aziyo was capitalized through the sale of 19.5 million shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”). From inception through the Company’s IPO, the Company issued an additional 30.9 million shares of Convertible Preferred Stock yielding proceeds of approximately $30.4 million, which were used for general corporate purposes and the CorMatrix Acquisition. During the nine months ended September 30, 2020, Convertible Preferred Stock offerings totaled approximately $5.4 million. The Convertible Preferred Stock issued during the nine months ended December 31, 2020 occurred primarily in September 2020 at which time the Company completed the sale of 3.0 million shares of Convertible Preferred Stock for net proceeds of approximately $3.0 million. At the same time, the bridge notes of $2.0 million (issued in April 2020), and related accrued interest, converted into approximately 2.0 million shares of Convertible Preferred Stock.

The fair value of the 3.0 million shares of Convertible Preferred Stock described above exceeded the purchase price of the Convertible Preferred Stock by $3.5 million. Such excess was accounted for as a deemed dividend to the

Convertible Preferred Stock and was recorded as “Accretion of Convertible Preferred Stock” in the Consolidated Statements of Operations to arrive at “Net Loss Attributable to Common Shareholders” and was included in the numerator of basic Earnings Per Share. With respect to the Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit, these deemed dividends have been recorded such that Additional Paid-in Capital was first eliminated and any residual dividends served to reduce Accumulated Deficit. Additionally, the fair value of the 2.0 million shares of Convertible Preferred Stock issued upon conversion of Convertible Bridge Notes exceeded the face value of the Convertible Bridge Notes by $2.3 million. Such excess has been recorded as Loss on Early Extinguishment of Debt within Other (income) expense, net in the accompanying Consolidated Statements of Operations.

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

Note 9. Commitments and Contingencies

Operating Leases

The Company leases two production facilities and one administrative and research facility under non-cancelable operating lease arrangements that expire through November 2025. All leases contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The Company records rent expense on a straight-line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in other current and long-term liabilities on the balance sheet. Rent expense was approximately $0.3 million for both the three months ended September 30, 2021 and 2020, respectively, and was approximately $0.9 million for both the nine months ended September 30, 2021 and 2020, respectively, and is included as a component of either cost of goods sold or general and administrative expenses.

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook. The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three and nine months ended September 30, 2021 or 2020. Aziyo has also entered into an amendment to the Cook license agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of $0.1 million per year in each of the years 2020 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Aziyo. The Company, in its sole discretion, can terminate the license agreement at any time.

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

Between June 21, 2021 and November 5, 2021, forty-one lawsuits in Indiana, Delaware, Florida, Maryland, Colorado, Michigan, Ohio, and North Carolina have been filed against Aziyo Biologics Inc., certain Medtronic entities, and others alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations. Seventeen lawsuits were filed in Indiana state court, captioned, respectively: (1) John Dukes and Kimberly Smith v. Aziyo Biologics, Inc., et al., Case No.  49D02-2109-CT-032234 (case dismissed without prejudice on 09/16/2021 and re-filed on 09/24/2021); (2) Tamara and Richard Marksberry v. Aziyo Biologics, Inc., et al., Case No. 49D04-2106-CT-021649 (consolidated); (3) Ramon Cabello v. Aziyo Biologics, Inc., et al., Case No. 49D13-2106-CT-021650 (consolidated); (4) Luis Caban v. Aziyo Biologics, Inc., Case No. 49D13-2107-CT-022413 (consolidated); (5) Machell and Samuel Hargrave v. Aziyo Biologics, Inc., et al., Case No. 49D01-2106-CT-021275 (consolidated); (6) Georgia Flinn as Personal Representative of the Estate of Gregory Flinn v. Aziyo Biologics, Inc., et al., Case No. 49D12-2107-CT-024051 (consolidated); (7) Ruth and William Flynn v. v. Aziyo Biologics, Inc., et al., Case No. 49D12-2107-CT-024624 (consolidated); (8) Tracy Warner and Kristin Foate v. v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024631 (consolidated); (9) Donna Schilling v. v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024443 (consolidated); (10) Robby and Stephanie Anderson v. v. Aziyo Biologics, Inc., et al., Case No. 49D13-2107-CT-025221 (consolidated); (11) Max Shepard v. v. Aziyo Biologics, Inc., et al., Case No. 49D11-2108-CT-025984 (consolidated); (12) Leon Chew v. Aziyo Biologics, Inc., et al., Case No. 49D12-2108-CT-025967 (consolidated); and (13) Candace Kozor, Kenneth Largin and Anthony Young v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024626 (consolidated); (14) James and Lauri Ann Jackson v. v. Aziyo Biologics, Inc., et al., Case No. 49D02-2108-CT-028321 (re-filed in state court and consolidated); (15) James and Kathy Shaw v. Aziyo Biologics, Inc., et al, Case No. 49D11-2108-CT-028669 (consolidated); (16) Larry Szynski v. Aziyo Biologics, Inc., et al., Case No. 49D05-2108-CT-029225 (consolidated); (17) Jerrold Jenkins v. Aziyo Biologics, Inc., et al., Case No. 49D03-2108-CT-029367 (consolidated) (collectively, the “Indiana State Complaints”). On September 20, 2021, a motion was granted to consolidate the cases pending in the Marion Superior Court in the State of Indiana for purposes of discovery and pre-trial practice. Fifteen lawsuits were filed in the Superior Court of the State of Delaware, captioned respectively: (1) Richard Williams v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-166 EMD; (2) Jean and Shante Georges v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-256-DJB; (3) Marjorie Hitchens v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-214-DJB; (4) Larry and Joanne Fortner v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-215-DJB; (5) Nancy and John Smith v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-219-DJB; (6) Joan Trincia v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-220-DJB; (7) Bernadette Burgess v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-264-DJB; (8) Summer Fitzhugh v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-221-DJB; (9) Linda Shields v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-166-DJB; and (10) Sharon Riddick v. Aziyo, Biologics Inc., et al., C.A. No. N21C-07-005-EMD; (11) Carl Stevens v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-149-DJB; (12) Joel and Melissa Stanton v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-212-AML; (13) Bruce and Beverly Carroll v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-130-DJB; (14) Margaret Cook v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-131-DJB; (15) Robert Jr. and Kelly Aspinall v. Aziyo, Biologics Inc., et al., C.A. No. N21C-09-065-DJB (collectively, the “Delaware State Complaints”). One lawsuit has been re-filed in the Circuit Court of Maryland (previously filed on 07/21/2021 and dismissed without prejudice on 08/12/2021 in the U.S. District Court of Maryland), captioned: Diana and James Hanson v. Aziyo Biologics, Inc., et al., Case No. C-02-CV-21-001094 (“Maryland State Complaint”). One lawsuit has been filed in the Court of Common Pleas of Ohio, captioned: Michelle and Charles Weethee v. Aziyo, Biologics Inc., et al., Case No. 2021 CV 03621 (“Ohio State Complaint”). One lawsuit has been filed in the Circuit Court of Michigan, captioned: Ilona and Christian Hildebrandt v. Aziyo Biologics, Inc., Case No. 2021-003804-NP (“Michigan State Complaint”). One lawsuit has been filed in the Superior Court of North Carolina, captioned: Aurelia and Belvin Sherrill v. Aziyo Biologics, Inc., et al., Case No. 21cvs2797 (“North Carolina State Complaint”). One lawsuit has been filed in the U.S. District Court for the Northern District of Florida, captioned Deborah Rice v. Aziyo Biologics, Inc., et al., Case No. 5:21-cv-00135-MW-MJF (“Florida Federal Complaint”). One lawsuit has been filed in the U.S. District Court for the Eastern District of Michigan, captioned: Karrold Dudley v. Aziyo, Biologics Inc., et al., Case No. 2:21-cv-11813-GAD-EAS (“Michigan Federal Complaint”). One lawsuit has been filed in the U.S. District Court for the District of Colorado, captioned Christopher and Julie Buri v. Aziyo Biologics, Inc., et al., Case No. 1:21-cv-02789-SKC (“Colorado Federal Complaint”).  Lastly, two lawsuits have been dismissed: (1) in the state court of Maryland, captioned Tracey and Stan Gearhart v. Aziyo Biologics, Inc., et al., Case No. C-02-CV-21-000997(dismissed without prejudice on 09/14/2021), and (2) in the U.S. District Court for the Northern District of Indiana, captioned: David Hahn v. Aziyo Biologics, Inc., et al., Case No. 2:21-cv-00265-PPS-JEM (dismissed without prejudice on 09/30/2021).

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and are seeking various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints allege negligence, breach of implied warranty, breach of express warranty, medical monitoring and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints are seeking economic, consequential, and punitive damages. The Maryland Complaint asserts claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Federal Complaint also contains three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence, and seeks compensatory damages.  The Michigan State Complaint asserts causes of action for product defect and breach of implied warranty, product defect and breach of express warranty, negligence, gross negligence, and possible knowledge of defect, and seeks compensatory and exemplary damages.  The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaint asserts causes of action for negligence, breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine.  The Michigan Federal Complaint seeks compensatory damages and punitive damages.  The North Carolina State Complaint alleges causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seeks both compensatory and punitive damages.  In addition to the above, there have been thirty-five claims related to the FiberCel recall, which have not yet resulted in a lawsuit. We refer to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

In order to reasonably estimate a loss or range of loss for the FiberCel Litigation, the Company must assess a variety of factors, including, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation. At present, it is not possible for Aziyo to estimate a range of probable loss in the FiberCel Litigation; however, while unknown, the probable loss could have a material effect on the Company’s financial position and results of operations.

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

As of both September 30, 2021 and December 31, 2020, the Company was not a party to, or aware of, any material legal matters or claims except for the FiberCel Litigation.

Note 10. Net Loss Per Share Attributable to Common Stockholders

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(8,316)	$(10,241)	$(15,768)	$(19,979)
Denominator:
Weighted average number of common shares, basic and diluted	10,235,350	648,436	10,229,974	648,331
Net loss per common share attributable to common stockholders, basic and diluted	$(0.81)	$(15.79)	$(1.54)	$(30.82)

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

	September 30,
	2021	2020
Convertible Preferred Stock	—	3,612,668
Options to purchase common stock	1,390,234	287,996
Restricted stock units	235,885	—
Common stock warrants	—	7,656
Preferred stock warrants	—	29,022
Total	1,626,119	3,937,342

Note 11. Related Party Transactions

Prior to the IPO, the Company had a management services agreement with an affiliate of HighCape Partners through which strategic, operational and management consulting services are provided to the Company. During the three and nine months ended September 30, 2020, the Company recorded expenses totaling $0.1 million and $0.2 million, respectively. The management services agreement terminated upon completion of the IPO and all amounts due thereunder were paid as of December 31, 2020.

As part of the contribution of assets transacted from Tissue Banks International, now KeraLink International (“KeraLink”), to Aziyo upon formation of the Company, a provision existed which guaranteed a certain level of working capital, as defined, on the opening balance sheet of Aziyo. Such guarantee was largely finalized in 2016; however, an additional $0.4 million was received by the Company in connection with a settlement reached in 2018. Furthermore, as part of the 2018 settlement, it was agreed that when KeraLink sells its Aziyo common shares for net proceeds greater than $550,000, KeraLink is obligated to pay Aziyo $550,000 within three days of such cash being received. In May 2021, KeraLink sold Aziyo common shares for proceeds in excess of $550,000, and as such, remitted $550,000 to Aziyo in full satisfaction of the 2018 settlement. Amounts received in connection with this settlement were recorded as other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

Note 12. Segment Information

The Company operates as one segment, regenerative medicines. The segment is based on financial information that is utilized by the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, to assess performance and allocate resources.

For the three and nine months ended September 30, 2021 and 2020, the Company’s net sales disaggregated by the major sources - Core Products and Non-Core Products (see Note 1) - were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales by product
Core Products	$8,588	$10,345	$29,230	$25,956
Non-Core Products	2,897	1,429	7,299	4,260
Total Net Sales	$11,485	$11,774	$36,529	$30,216

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

Overview

We are a commercial-stage regenerative medicine company focused on creating the next generation of differentiated products and improving outcomes in patients undergoing surgery, concentrating on patients receiving implantable medical devices. From our proprietary tissue processing platforms, we have developed a portfolio of advanced regenerative medical products that are designed to be very similar to natural biological material. Our proprietary products, which we refer to as our Core Products, are designed to address the implantable electronic device/cardiovascular, orthopedic/spinal repair and soft tissue reconstruction markets, which represented a combined $3 billion market opportunity in the United States in 2020. To expand our commercial reach, we have commercial relationships with major medical device companies, such as Boston Scientific and Biotronik, to promote and sell some of our Core Products. We believe our focus on our unique regenerative medicine platforms and our Core Products will ultimately maximize our probability of continued clinical and commercial success and will create a long-term competitive advantage for us.

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

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and, more recently, with proceeds from our IPO. We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of September 30, 2021, we had 176 employees, of which 34 were direct sales representatives.

For the three and nine months ended September 30, 2021, we incurred net losses of $8.3 million and $15.8 million, respectively, and as of September 30, 2021, we had an accumulated deficit of $96.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we seek to grow our sales organization and expand our product development and clinical and research activities. In addition, we expect to continue to incur additional costs and expenses associated with operating as a public company.

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

As further described in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, our Term Debt Facility (“Term Debt”) and Revolving Line of Credit (the “Revolver”) include monthly revenue covenants, the non-compliance of which would permit our lenders to accelerate the repayment of these outstanding borrowings. In October 2021, we were informed by Medtronic that they would no longer be distributing cellular bone products such as FiberCel and, as such, the two companies are working towards a mutual termination of the associated FiberCel distribution agreement (“FiberCel Agreement”). Such termination will follow the suspension of all FiberCel purchases by Medtronic after Aziyo’s voluntary recall pertaining to a single donor lot of FiberCel in June 2021 as described further below. Given the associated revenues derived from the FiberCel Agreement, its suspension and then termination may negatively affect our future revenues. As such, while we are currently in compliance with all revenue covenants, our ability to comply with these covenants in the future is uncertain. Additionally, in August 2021, we commenced the principal repayment of the Term Debt with such repayments totaling approximately $556,000 per month.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock and to either refinance or restructure the Term Debt and Revolver.  However, we may not be able to raise additional equity or refinance the Term Debt and Revolver on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, availability under the Revolver and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

Impact of COVID-19

We continue to closely monitor the impact of the pandemic related to COVID-19 and its variants such as Delta on our business. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended various containment and mitigation measures worldwide. Since that time, the number of procedures performed using our products has decreased significantly, as governmental authorities in the United States have recommended, and in certain cases required, that elective, specialty and other non-emergency procedures and appointments be suspended or canceled  and the access of our sales representatives to the associated healthcare facilities has been curtailed in order to avoid patient exposure to medical environments and the risk of potential infection with COVID-19, and to focus limited resources and personnel capacity on the treatment of COVID-19 patients. As a result, beginning in March 2020, a significant number of procedures using our products have been postponed or cancelled, which has negatively impacted sales of our products. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will likely continue to reduce our net sales and negatively impact our business, financial condition and results of operations while the pandemic continues.

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

The extent to which the COVID-19 pandemic impacts our future financial condition and results of operations will depend on future events and developments, which are highly uncertain and cannot be predicted, including the severity and spread of the disease and the effectiveness of actions to contain the disease or treat its impact, among others. As new information regarding COVID-19 continues to emerge, and, as variants of COVID-19 emerge, it is difficult to predict the degree to which this disease will ultimately affect our business.

FiberCel Recall Update

As previously reported, we issued a voluntary recall on June 2, 2021 pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix after learning of post-surgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis.

Since issuing the recall, we have been working with the U.S. Food and Drug Administration (“FDA”) and the U.S. Centers for Disease Control and Prevention (“CDC”) to identify and secure all unused product, ascertain the medical status of patients treated with the recalled product, understand whether there is any relationship between the post-surgical infections and the recalled product lot and determine the medical cause of these infections.

At this time, we have identified the 154 units comprising the single product lot in question. Based on information from the CDC, 136 units within this product lot were implanted into 113 patients and the remaining 18 units were returned to either us or the CDC. Of these 113 patients, CDC has identified at least 75 patients who have exhibited clinical or diagnostic findings consistent with tuberculosis infection.

The CDC has advised us that the CDC, working with state health agencies, has contacted all patients treated with the recalled lot of FiberCel to help ensure they are directed to appropriate medical treatment and has informed us that all patients were started on standard four-drug treatment for tuberculosis. We have learned from the CDC that eight patients who received the product from the recalled lot have died; however, the cause of death for each patient is still being determined.

Samples of the recalled product have now undergone PCR analysis by a lab contracted by the CDC and tested positive for the presence of Mycobacterium tuberculosis. Cell culture testing of the recalled product was also conducted by the same lab that showed the presence of Mycobaterium tuberculosis, and this testing corroborated the PCR testing results.  Eleven lots of FiberCel produced both before and after the single donor lot at issue have undergone PCR analysis and cell culture testing and have all tested negative for Mycobacterium tuberculosis. Based on these findings, we have no reason to believe that other units of FiberCel have been affected.

As part of our continuing cooperation with the FDA and CDC and our efforts to conduct a prompt and fulsome investigation into this matter, we have reviewed the processes for screening donors and producing FiberCel and have not identified any deviations from our established protocols, which are designed to comply with industry standards established by the American Association of Tissue Banks (“AATB”) as well as applicable FDA requirements and guidelines.

To date, our investigation into the available medical records for the donor at issue indicates: (1) the donor’s emergency department documentation 10 days before his decease reported “Never had TB”;  (2) the donor had a negative tuberculosis skin test approximately four months before decease; (3) a Tuberculosis Risk Assessment Questionnaire administered approximately four months before the donor deceased was reported as showing negative for clinical or physical evidence of a tuberculosis infection; (4) multiple chest x-rays taken during a period of approximately 33 months before the donor deceased were all interpreted as negative for tuberculosis; and (5) a CT abdominal scan taken prior to the donor deceasing was interpreted as showing no evidence of swelling of lymph nodes.

To help ensure the safety of future production lots, we are currently evaluating a number of potential safeguards against Mycobacterium tuberculosis that we believe exceed applicable industry standards and currently available FDA-approved testing.  We have already implemented additional donor screening procedures to include screening for any donor utilizing hemodialysis for an extended period of time and to request additional background and information on any time spent by the donor outside the United States.  In addition, we are actively developing a potential methodology for testing tissue products for Mycobacterium tuberculosis.  As far as we are aware, there are no commercially available testing methods authorized by the FDA for detecting the presence of Mycobacterium tuberculosis in donor tissue. For an update on the legal proceedings related to the FiberCel Recall, see Part II, Item 1, “Legal Proceedings” and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance and general business expenses. G&A expenses also include any expenses we incur associated with the FiberCel Litigation described in Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. We expect our G&A expenses to increase as a result of operating as a public company, especially as a result of hiring additional personnel and incurring greater director and officer insurance premiums, greater investor and public relations costs, and additional costs associated with accounting, legal, tax-related and other services associated with maintaining compliance with exchange listing and SEC requirements. G&A expenses will also increase to the extent any future costs associated with the FiberCel Litigation are incurred.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year financial statement presentation. The reclassifications relate to certain executive compensation costs and technical operations expenses at our Richmond, California plant. As follows are the total amounts reclassified for the three and nine months ended September 30, 2020 along with the line items in the condensed consolidated statement of operations that were impacted (in thousands).

	Increase (Decrease) From Previously Reported Amounts
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Sales and marketing	$127	$374
General and administrative	(528)	(1,544)
Research and development	401	1,170

These reclassifications did not impact our consolidated earnings or assets for the three and nine months ended September 30, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021		2020		Change 2020 / 2021
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$11,485	100.0%	$11,774	100.0%	$(289)	(2.5)%
Cost of goods sold	7,796	67.9%	6,233	52.9%	1,563	25.1%
Gross profit	3,689	32.1%	5,541	47.1%	(1,852)	(33.4)%
Sales and marketing	4,783	41.6%	4,301	36.5%	482	11.2%
General and administrative	3,593	31.3%	2,667	22.7%	926	34.7%
Research and development	2,289	19.9%	1,264	10.7%	1,025	81.1%
Total operating expenses	10,665	92.9%	8,232	69.9%	2,433	29.6%
Loss from operations	(6,976)	(60.7)%	(2,691)	(22.9)%	(4,285)	159.2%
Interest expense	1,328	11.6%	1,465	12.4%	(137)	(9.4)%
Other (income) expense, net	—	—%	2,567	21.8%	(2,567)	NM
Loss before provision of income taxes	(8,304)	(72.3)%	(6,723)	(57.1)%	(1,581)	23.5%
Income tax expense	12	0.1%	8	0.1%	4	50%
Net loss	$(8,316)	(72.4)%	$(6,731)	(57.2)%	$(1,585)	23.5%
Accretion of Convertible Preferred Stock	—	—%	3,510	29.8%	(3,510)	NM
Net loss attributable to common stockholders	$(8,316)	(72.4)%	$(10,241)	(87.0)%	$1,925	(18.8)%

NM = not meaningful

Net Sales

Net sales decreased $0.3 million, or 2.5%, to $11.5 million in the three months ended September 30, 2021 compared to $11.8 million in the three months ended September 30, 2020. The decline in net sales was due to reductions in the net sales of our Core Products of $1.8 million, partially offset by growth in the net sales of our Non-Core Products of $1.5 million.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Three Months Ended September 30,
	2021		2020
		% of Net		% of Net	Change 2020 / 2021
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$8,588	74.8%	$10,345	87.9%	$(1,757)	(17.0)%
Non-Core Products	2,897	25.2%	1,429	12.1%	1,468	102.7%
Total Net Sales	$11,485	100.0%	$11,774	100.0%	$(289)	(2.5)%

Net sales generated by our Core Products declined $1.8 million, or 17.0%, to $8.6 million in the three months ended September 30, 2021 compared to $10.3 million in the three months ended September 30, 2020. The Core Products net sales reduction can be attributed to the cessation of purchases by Medtronic of FiberCel following our recall of a single lot of FiberCel in June 2021. Excluding the FiberCel sales to Medtronic of $0.4 million and $2.1 million in the three months ended September 30, 2021 and 2020, respectively, net sales of our Core Products were essentially equal at $8.2 and $8.3 million, respectively.

Net sales generated by our Non-Core Products increased $1.5 million, or 102.7%, to $2.9 million in the three months ended September 30, 2021 compared to $1.4 million in the three months ended September 30, 2020. The Non-Core Products net sales increase was primarily due to revenues associated with new contracts signed in the latter half of 2020 and by one contract manufacturing customer building inventory for a new product launch.

Cost of Goods Sold

Cost of goods sold was $7.8 million and $6.2 million in the three months ended September 30, 2021 and 2020, respectively, and included, in each case, $0.8 million of intangible asset amortization expenses. Gross margin in the three months ended September 30, 2021 was 32.1%, a decrease from 47.1% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the three months ended September 30, 2021 was 39.5%, a decline from 54.3% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decrease in gross margin was primarily due to lower yields in our orthopedic and spinal repair product lines related to heightened donor screening criteria ahead of the implementation of enhanced product testing, as well as write-downs of inventory in certain categories. Together these factors negatively impacted gross margins by approximately $1.4 million or 12%. We do not expect these costs to continue at similar levels going forward.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.5 million, or 11.2%, to $4.8 million in the three months ended September 30, 2021 compared to $4.3 million in the three months ended September 30, 2020. As a percentage of sales, sales and marketing expenses grew to 41.6% in the three months ended September 30, 2021 from 36.5% in the three months ended September 30, 2020. Along with slightly higher marketing costs, the increase as a percentage of sales was the result of the growth during the third quarter of 2021 of revenues from sales by us directly to the end user as such revenues have higher selling costs than our “business to business” revenues.

General and Administrative

G&A expenses increased $0.9 million, or 34.7%, to $3.6 million in the three months ended September 30, 2021 compared to $2.7 million in the three months ended September 30, 2020. As a percentage of net sales, G&A expenses increased to 31.3% in the three months ended September 30, 2021 from 22.7% in the three months ended September 30, 2020. The increase in expense was primarily due to costs of being a public company, most notably increases in directors and officers insurance, legal fees and stock-based compensation.

Research and Development

R&D expenses increased to $2.3 million in the three months ended September 30, 2021 compared to $1.3 million in the three months ended September 30, 2020. We continue to focus our R&D efforts on the development of our pipeline products with the growth in R&D expenses in the three months ended September 30, 2021 largely attributable to the work performed on the development of our CanGaroo anti-infective product.

Interest Expense

Interest expense was approximately $1.3 million in the three months ended September 30, 2021 compared to $1.5 million in the three months ended September 30, 2020. The decrease was due to lower draws on our Revolving Credit Agreement and lower outstanding principal on our Term Loan Credit Agreement (as defined below) due to the commencement of principal payments in the third quarter of 2021. See “Credit Facilities” below for further discussion of these debt agreements and Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of our Revenue Interest Obligation and the interest expense related thereto.

Other (Income) Expense, net

Other (income) expense, net was $2.6 million in the three months ended September 30, 2020 and was primarily attributable to the loss on early extinguishment of debt of $2.3 million. This loss related to the conversion of Convertible Bridge Notes into Convertible Preferred Stock with such stock exceeding the face value of the Convertible Bridge Notes by $2.3 million. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021		2020		Change 2020 / 2021
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$36,529	100.0%	$30,216	100.0%	$6,313	20.9%
Cost of goods sold	20,897	57.2%	15,676	51.9%	5,221	33.3%
Gross profit	15,632	42.8%	14,540	48.1%	1,092	7.5%
Sales and marketing	14,285	39.1%	12,845	42.5%	1,440	11.2%
General and administrative	10,727	29.4%	7,350	24.3%	3,377	45.9%
Research and development	5,890	16.1%	3,981	13.2%	1,909	48.0%
Total operating expenses	30,902	84.6%	24,176	80.0%	6,726	27.8%
Loss from operations	(15,270)	(41.8)%	(9,636)	(31.9)%	(5,634)	58.5%
Interest expense	4,034	11.0%	4,248	14.1%	(214)	(5.0)%
Other (income) expense, net	(3,579)	(9.8)%	2,567	8.5%	(6,146)	NM
Loss before provision of income taxes	(15,725)	(43.0)%	(16,451)	(54.4)%	726	(4.4)%
Income tax expense	43	0.1%	18	0.1%	25	138.9%
Net loss	(15,768)	(43.2)%	(16,469)	(54.5)%	701	(4.3)%
Accretion of Convertible Preferred Stock	—	—%	3,510	11.6%	(3,510)	NM
Net loss attributable to common stockholders	$(15,768)	(43.2)%	$(19,979)	(66.1)%	$4,211	(21.1)%

NM = not meaningful

Net Sales

Net sales grew $6.3 million, or 20.9%, to $36.5 million in the nine months ended September 30, 2021 compared to $30.2 million in the nine months ended September 30, 2020. The increase in net sales was due to growth in both the net sales of our Core Products and of our Non-Core Products, which grew $3.3 million and $3.0 million, respectively.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Nine Months Ended September 30,
	2021		2020
		% of Net		% of Net	Change 2020 / 2021
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$29,230	80.0%	$25,956	85.9%	$3,274	12.6%
Non-Core Products	7,299	20.0%	4,260	14.1%	3,039	71.3%
Total Net Sales	$36,529	100.0%	$30,216	100.0%	$6,313	84.0%

Net sales generated by our Core Products grew $3.3 million, or 12.6%, to $29.2 million in the nine months ended September 30, 2021 compared to $26.0 million in the nine months ended September 30, 2020. The Core Products net sales growth can be largely attributed to the volume growth in all of our Core Product categories due to increased market demand along with the lessened revenue impact of COVID-19 in the nine months ended September 30, 2021 versus such impact in the nine months ended September 30. 2020. As noted above, in June 2021, Medtronic ceased the purchasing of FiberCel following our recall of a single lot of FiberCel in June 2021. Our sales of FiberCel to Medtronic were nearly equal during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Net sales generated by our Non-Core Products increased $3.0 million, or 71.3%, to $7.3 million in the nine months ended September 30, 2021 compared to $4.3 million in the nine months ended September 30, 2020. The Non-Core Products net sales increase was primarily due to revenues associated with new contracts signed in the latter half of 2020 and by one contract manufacturing customer building inventory for a new product launch, along with the lessened revenue impact of COVID-19 in the nine months ended September 30, 2021 versus such impact in the nine months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold was $20.9 million and $15.7 million in the nine months ended September 30, 2021 and 2020, respectively, and included, in each case, $2.5 million of intangible asset amortization expenses. Gross margin in the nine months ended September 30, 2021 was 42.8%, a decrease from 48.1% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the nine months ended September 30, 2021 was 49.8%, a decline from 56.6% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decrease in gross margin was primarily due to lower yields in our orthopedic and spinal repair product lines related to heightened donor screening criteria ahead of the implementation of enhanced product testing, as well as write-downs of inventory in certain categories during the third quarter of 2021.  Together these factors negatively impacted gross margins by approximately $1.4 million or 4%. We do not expect these costs to continue at similar levels going forward.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $1.4 million, or 11.2%, to $14.3 million in the nine months ended September 30, 2021 compared to $12.8 million in the nine months ended September 30, 2020. As a percentage of sales, sales and marketing expenses fell to 39.1% in the nine months ended September 30, 2021 from 42.5% in the nine months ended September 30, 2020. Along with slightly lower marketing costs, the decrease as a percentage of sales is the result of the growth in our “business to business” orthopedic and spinal repair revenues during the nine months ended September 30, 2021, as such revenues have limited associated selling costs.

General and Administrative

G&A expenses increased $3.4 million, or 45.9%, to $10.7 million in the nine months ended September 30, 2021 compared to $7.4 million in the nine months ended September 30, 2020. As a percentage of net sales, G&A expenses increased to 29.4% in the nine months ended September 30, 2021 from 24.3% in the nine months ended September 30, 2020. The dollar increase was primarily due to costs of being a public company, most notably increases in directors and officers insurance, legal fees and stock-based compensation.

Research and Development

R&D expenses increased to $5.9 million in the nine months ended September 30, 2021 compared to $4.0 million in the nine months ended September 30, 2020. We continue to focus our R&D efforts on the development of our pipeline products with the growth in R&D expenses in the nine months ended September 30, 2021 largely attributable to the work performed on the development of our CanGaroo anti-infective product which achieved its next development milestone in the nine months ended September 30, 2021 with the completion of manufacturing validation.

Interest Expense

Interest expense was approximately $4.0 million and $4.2 million in the nine months ended September 30, 2021 and 2020, respectively. The decrease was due to lower draws on our Revolving Credit Agreement during the nine months ended September 30, 2021 and lower outstanding principal on our Term Loan Credit Agreement due to the commencement of principal payments in the third quarter of 2021. See “Credit Facilities” below for further discussion of these debt agreements and Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of our Revenue Interest Obligation and the interest expense related thereto.

Other (Income) Expense, net

Other (income) expense, net was approximately $3.6 million of income in the nine months ended September 30, 2021. Such other income relates to the forgiveness of our PPP Loan totaling approximately $3.0 million and our receipt of $550,000 in satisfaction of a 2018 settlement with KeraLink. For further discussion on these items, see Notes 6 and 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Other (income) expense, net was $2.6 million in the nine months ended September 30, 2020 and was primarily attributable to the loss on early extinguishment of debt of $2.3 million. This loss related to the conversion of Convertible Bridge Notes into Convertible Preferred Stock during the 2020 period with such stock exceeding the face value of the Convertible Bridge Notes by $2.3 million. See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2021 and 2020. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2021 and 2020 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$11,485	$11,774	$36,529	$30,216
Cost of goods sold	7,796	6,233	20,897	15,676
Gross profit	3,689	5,541	15,632	14,540
Intangible asset amortization expense	849	849	2,548	2,548
Gross profit, excluding intangible asset amortization	$4,538	$6,390	$18,180	$17,088
Gross margin	32.1%	47.1%	42.8%	48.1%
Gross margin, excluding intangible asset amortization	39.5%	54.3%	49.8%	56.6%

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash and restricted cash of approximately $28.4 million and availability under our Revolving Credit Facility of $5.1 million. We have historically financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products and, more recently, with proceeds from our IPO. Our historical cash outflows have primarily been associated with acquisition and integration, manufacturing costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of September 30, 2021, our accumulated deficit was $96.0 million.

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

As further described in Note 6, our Term Debt Facility (“Term Debt”) and Revolving Line of Credit (the “Revolver”) include monthly revenue covenants, the non-compliance of which would permit our lenders to accelerate the repayment of these outstanding borrowings. In October 2021, we were informed by Medtronic that they would no longer be distributing cellular bone products such as FiberCel and, as such, the two companies are working towards a mutual termination of the associated FiberCel distribution agreement (“FiberCel Agreement”). Such termination will follow the suspension of all FiberCel purchases by Medtronic after Aziyo’s voluntary recall pertaining to a single donor lot of FiberCel in June 2021. Given the associated revenues derived from the FiberCel Agreement, its suspension and then termination may negatively affect our future revenues. As such, while Aziyo is currently in compliance with all revenue covenants, our ability to comply with these covenants in the future is uncertain. Additionally, in August 2021, we commenced the principal repayment of our Term Debt with such repayments totaling approximately $556,000 per month.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock and to either refinance or restructure its Term Debt and Revolver.  However, we may not be able to raise additional equity or refinance our Term Debt and Revolver on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, availability under our Revolver and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,059)	$(8,258)
Investing activities	(344)	(525)
Financing activities	(7,503)	7,837
Net decrease in cash	$(16,906)	$(946)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $9.1 million compared to $8.3 million for the nine months ended September 30, 2020. The year-over-year change was primarily due to a higher net loss (after adjustment for non-cash charges and gains) offset by improved working capital performance, particularly as it relates to our management of inventory levels.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.3 million and approximately $0.5 million for the nine months ended September 30, 2020. In both periods, the use of cash related to the purchase of property and equipment, the majority of which are used in the production activities of our Richmond, California facility.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 totaled $7.5 million compared to $7.8 million of cash provided by financing activities for the nine months ended September 30, 2020. The year-over-year net increase of $15.3 million was primarily due to the capital raises in the 2020 period totaling approximately $7.1 million necessary to fund our operations prior to the IPO in contrast to only the net repayments of $4.6 million on our Revolving Credit Facility and $1.1 million on our Term Loan Credit Agreement during the 2021 (post-IPO) period.

Credit Facilities

General

On July 15, 2019, Aziyo and Aziyo Med, LLC, which we refer to collectively as the Borrowers, entered into an amended and restated term loan credit agreement (the “Term Loan Credit Agreement”), with Midcap Financial Trust, as agent and lender, and the other lenders party thereto, which provided for the conversion of our existing term loans into borrowing under the Term Loan Credit Agreement (consisting of a $8.5 million tranche (Term Loan Tranche 1), a $5.0 million tranche (Term Loan Tranche 2) and a $3.0 million tranche (Term Loan Tranche 3)), and established a new $3.5 million tranche (Term Loan Tranche 4) and a new $5.0 million tranche (Term Loan Tranche 5). Commitments in respect of Term Loan Tranche 5 terminated without being borrowed on September 30, 2020. We refer to Term Loan Tranche 1, Term Loan Tranche 2, Term Loan Tranche 3 and Term Loan Tranche 4 collectively as the Term Loan Facility.

On July 15, 2019, the Borrowers also entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”), with Midcap Funding IV Trust, as agent and lender, and the other lenders party thereto, which provided for an $8.0 million asset-based revolving credit facility (the “Revolving Credit Facility”).

As of September 30, 2021, we had $18.7 million of indebtedness outstanding under our Term Loan Facility (net of $0.2 million of unamortized discount and deferred financing costs), and $2.0 million outstanding under our Revolving Credit Facility (with $4.5 million of additional borrowings available thereunder).

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

Mandatory Prepayments

The Term Loan Credit Agreement requires the Borrowers to prepay amounts outstanding under the Term Loan Facility, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the Borrowing Base is calculated. In addition, the Borrowers are required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the nine months ended September 30, 2021 and 2020.

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

Amortization and Final Maturity

The Borrowers are required to make interest-only payments prior to the principal amortization start date. The Term Loan Facility provided that if certain conditions were satisfied prior to December 1, 2020 (including our completion of a qualified initial public offering and no continuing default or event of default), the principal amortization start date may, upon our request, be extended to August 1, 2021 (from the previous principal amortization start date of February 1, 2021). Based on the completion of our IPO, in January 2021, we exercised this interest-only period extension right and, as such, the principal payments in respect of borrowings under the Term Loan Facility commenced on August 1, 2021. Such principal payments shall be in an amount equal to the total principal amount of borrowings under the Term Loan Facility divided by 36, for a 36-month straight-line amortization of equal monthly principal payments. The remaining unpaid balance on the Term Loan Facility, together with all accrued and unpaid interest thereon and any remaining unpaid amount of the Exit Fee, is due and payable on July 15, 2024.

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

The Term Loan Credit Agreement and the Revolving Credit Agreement each contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Aziyo. As of September 30, 2021, Aziyo was in compliance with the financial covenant and all other covenants. When finalized, the mutual agreement to terminate our Supply Agreement for FiberCel with Medtronic, as described above, would have triggered an event of default under the Term Loan Credit Agreement; however, such event of default was waived by our lenders.

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

PPP Loan

In May 2020, we entered into a promissory note with Silicon Valley Bank, or SVB, under the Paycheck Protection Program of the CARES Act pursuant to which SVB agreed to make a loan to us in the amount of approximately $3.0 million. The PPP Loan bears interest at a rate of 1.0% per annum with monthly principal and interest payments beginning in March 2021 and ending on the maturity date of May 7, 2022; however such repayment commencement was deferred by the U.S. Small Business Administration while they evaluated our forgiveness application. In June 2021, we were notified by the U.S. Small Business Administration that the entire balance of our PPP Loan and all related accrued interest was forgiven. Such forgiveness resulted in a gain to us of approximately $3.0 million which has been recorded as other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

As noted above under “—Liquidity and Capital Resources,” without additional capital, there is substantial doubt about Aziyo’s ability to continue as going concern within one year after the issuance of the financial statements. As such, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Not applicable as permitted based on our classification as a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Critical Accounting Policies and Estimates

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at September 30, 2021 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of September 30, 2021, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe this financial institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 10% or more of our accounts receivable as of September 30, 2021.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the nine months ended September 30, 2021 and 2020. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For information about legal proceedings in which we are involved, see Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A.          Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our Annual Report as updated and supplemented by the risk factors below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Risks Related to Our Business

Our success depends on our ability to maintain the value and reputation of the Aziyo name.

We believe that the “Aziyo” name is important to attracting and retaining customers, and enhancing our name depends largely on our ability to provide high-quality and safe products. Our name could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by events yielding negative perceptions and publicity. For example, on June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix (“FiberCel”), a bone repair product made from human tissue that is used in various orthopedic and spinal procedures. Notice of the voluntary recall was issued to hospitals that received products from this specific lot, following our learning of post-surgical infections in patients treated with FiberCel, including some patients who tested positive for tuberculosis, including eight cases that resulted in fatalities (the “FiberCel Recall”).  Following the public announcement of our voluntary recall, there has been various media coverage surrounding the recall and patients impacted, as well as lawsuits filed against Aziyo, which are described in Part II, Item 1, “Legal Proceedings” and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Such negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease confidence in our products or have an adverse effect on our ability to retain existing and attract new customers, suppliers and distribution partners, any one of which could result in decreased revenue, having an adverse effect on our business, financial condition and operating results.

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

In addition, certain of our commercial partners may, from time to time, account for a significant portion of our net sales and/or accounts receivable. Sales to Surgalign Spine Technologies, one of our commercial partners, accounted for 10% of our net sales during the nine months ended September 30, 2021 and represented 12% of our accounts receivable as of September 30, 2021. Sales to Medtronic accounted for 14% of our net sales during the nine months ended September 30, 2021 and represented none of our accounts receivable as of September 30, 2021. As more fully described elsewhere in this Quarterly Report, we issued a voluntary recall on June 2, 2021 pertaining to a single donor lot of our FiberCel product after learning of post-surgical infections in several patients treated with the product, including some of whom tested positive for tuberculosis, and eight of whom suffered a fatal outcome. FiberCel is distributed by Medtronic and, in June 2021, Medtronic notified us that sales of FiberCel as well as all such other Non-Core products supplied to Medtronic would be suspended until further notice. In October 2021, we were informed by Medtronic that they would no longer be distributing cellular bone products such as FiberCel and, as such, the two companies are working towards a mutual termination of the associated FiberCel distribution agreement.

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

We have incurred net losses since our inception in 2015. For the nine months ended September 30, 2021, we had net losses of $15.8 million and as of September 30, 2021, we had an accumulated deficit of $96.0 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products and, more recently, with proceeds from our IPO. We have devoted the majority of our resources to acquisition and integration, manufacturing costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and commercial partners in order to expand our presence and to promote awareness and adoption of our products.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We anticipate our operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of our product candidates, sales and marketing costs, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. As described in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, without additional capital, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements included in this Quarterly Report. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as going concern.

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

Even if we are able to increase awareness of our products among healthcare professionals, there can be no assurance that this will translate into greater acceptance of our products by the medical community. We believe physicians, surgeons and other healthcare professionals will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other available methods. In light of the events surrounding the FiberCel Recall, described in Part II, Item 1, “Legal Proceedings” and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, such positive evaluation of our Bone Repair products may become more challenging. Physicians also are more interested in using cost-effective products as they face increasing cost-containment pressure. In general, physicians may be slow to change their medical treatment practices and adopt our products for a variety of reasons, including, among others:

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

For example, on June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures. Notice of the voluntary recall was issued to hospitals that received product from this specific lot following our learning of post-surgical infections in patients treated with FiberCel, including some patients that tested positive for tuberculosis. The lot consisted of 154 units of FiberCel, all derived from a single donor, that were shipped to facilities in 20 states. We have investigated the source of the infections in coordination with our distributor, the FDA and the U.S. Centers for Disease Control and Prevention (“CDC”).  The FDA inspected our Richmond, California production facility, and this inspection did not result in any Form-483 observations. Additionally, multiple product liability lawsuits have been filed against Aziyo. See “We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance” for additional information about these product liability lawsuits.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. For example, since the voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix was issued, we have received notice of 41 separate lawsuits alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations. We have notified our insurers of the known lawsuits and claims and a defense has been tendered to us (with reservation of rights), and counsel has been retained to defend us in the litigation.

We are, and may in the future be, subject to product liability claims and lawsuits, including potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Product liability claims may be made by patients and their families, healthcare providers or others selling our products. Product liability claims may include, among other things, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example, the Company and certain Medtronic entities have been named in complaints alleging that plaintiffs contracted tuberculosis following the implantation of FiberCel during spinal fusion operations and seeking unspecified compensatory and punitive damages and medical monitoring.  See Part II, Item 1, “Legal Proceedings” and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. In August 2019, we recalled and discarded certain production lots of CanGaroo from the market due to suture breakage. In January 2018, we recalled five of our allograft tissue implants because a pre-sterilized donor culture should have been disqualified, each of which had a negative effect on our business, financial condition and results of operations. Furthermore, in June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures, following our learning of post-surgical infections in patients treated with FiberCel, including some patients that tested positive for tuberculosis. This recall had a negative effect on our business, financial condition and results of operations. Any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, may also negatively affect our business, financial condition and results of operations, and this effect may be material.

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

We have been named in several lawsuits alleging that the plaintiffs contracted tuberculosis and are suffering substantial adverse symptoms following the implantation of FiberCel during spinal fusion operations.  See Part II, Item 1, “Legal Proceedings” and Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  We have incurred and will continue to incur costs to defend these lawsuits and are not currently able to estimate damage amounts, if any, that we may be required to pay in connection with these lawsuits. Furthermore, these proceedings are still expected to continue for the reasonably foreseeable future, and we cannot predict the course the proceedings will take or their ultimate outcome. Given the inherent difficulty of predicting the outcome of litigation and costs involved to defend against the claims, we are currently unable to reasonably estimate the possible loss or range of loss with respect to these lawsuits. Any unfavorable outcome that results in the payment of substantial damages could have a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Our indebtedness and our Revenue Interest Obligation to Ligand Pharmaceuticals Incorporated may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

As of September 30, 2021, we had $22.1 million of indebtedness outstanding, consisting of $18.7 million outstanding under our Term Loan Facility (net of $0.2 million of unamortized discount and deferred financing costs), $2.0 million outstanding under our Revolving Credit Facility (with $4.5 million of additional borrowings available thereunder), and a $1.4 million promissory note payable to one of our suppliers. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million and certain milestone payments if sales of the acquired products exceed certain thresholds. See Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

In addition to these covenants, the agreements governing our Term Loan Facility and Revolving Credit Facility also contain a financial covenant, which is tested on a monthly basis, and requires us to achieve a specified minimum net product revenue (as defined therein) for the preceding 12-month period. While we were in compliance with all covenants under these agreements as of September 30, 2021, we have had past breaches requiring waivers and there can be no guarantee that we will not breach these covenants in the future. To this end, when finalized, the mutual termination of our Supply Agreement for FiberCel with Medtronic referred to in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report would have triggered an event of default; however, such event of default was waived by our lenders. Furthermore, the Supply Agreement’s termination may negatively affect future revenues and as such, Aziyo’s ability to comply with the revenue covenants in the future is uncertain.

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

Various events permit the lender under the Term Loan Facility and Revolving Credit Facility to terminate the agreement, following a cure period.  Such events include, without limitation, legal proceedings which could be implicated based on the facts involving the FiberCel Recall and the FiberCel Litigation. If the lender were to terminate either the Term Loan Facility or the Revolving Credit Facility, the lender may declare all or any portion of these obligations to become immediately due and payable.

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

Our future capital needs are uncertain and, as such, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Any future funding requirements will depend on many factors, including, among other things:

●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical studies and clinical trials;
●	the cost of our research and development activities and the cost of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or damages payable (to the extent above the applicable insurance coverage), for example, in connection with claims involving the FiberCel Recall;
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the costs of developing and commercializing new products or technologies;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;

●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above of the COVID-19 pandemic, including due to variants thereof, or any other pandemic, epidemic or outbreak of infectious disease.

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

On June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures. Notice of the voluntary recall was issued to hospitals that received product from this specific lot following our learning of post-surgical infections in patients treated with FiberCel, including some patients who tested positive for tuberculosis. We investigated the source of the infections in coordination with our distributor of the product, the FDA and the CDC. The FDA has since inspected our Richmond, California production facility and this did not result in any Form-483 observations. At this time, we have identified the 154 units comprising the single product lot in question. Based on information from the CDC, 136 units within this product lot were implanted into 113 patients and the remaining 18 units were returned to either us or the CDC. Of these 113 patients, CDC has identified at least 75 patients who have exhibited clinical or diagnostic findings consistent with tuberculosis infection. The CDC has advised us that the CDC, working with state health agencies, has contacted all patients treated with the recalled lot of FiberCel to help ensure they are directed to appropriate medical treatment and has informed us that all patients were started on standard four-drug treatment for tuberculosis.  If it is determined that there are other lots that are similarly affected or we experience the same or similar circumstances in the future, this could adversely affect our ability to generate revenue and have an adverse effect on our financial condition and results of operations. Moreover, we may face additional issues associated with our voluntary recall if we are unable to show that we initiated a timely recall.

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

The FDA, the Competent Authorities of the European Union, and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall for a medical device must be based on a finding that there is reasonable probability that the device could cause serious injury or death. With respect to human cells, tissues, and cellular and tissue-based products (“HCT/Ps”), the FDA may also require a recall where the conditions of manufacture of the HCT/P do not provide adequate protections against risks of communicable disease transmission, or where the HCT/P is infected or contaminated so as to be a source of dangerous infections to humans. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

Affiliates of HighCape Partners control a majority of our outstanding Class A common stock. As a result, we qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” within the meaning of Nasdaq’s rules and may elect not to comply with certain corporate governance requirements of Nasdaq, including, among others:

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

AZIYO BIOLOGICS, INC.

Date: November 10, 2021	By:	/s/ Ronald Lloyd
Ronald Lloyd
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2021	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)