Form 10-Q
period 2022-06-30
AZIYO BIOLOGICS, INC.
filed 2022-08-15
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AZYO	The Nasdaq Capital Market

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

As of August 15, 2022, there were 9,308,719 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$16,489	$30,393
Restricted cash	22	35
Accounts receivable, net	6,646	5,996
Inventory	9,699	9,554
Prepaid expenses and other current assets	1,828	1,450
Total current assets	34,684	47,428

Property and equipment, net	1,326	1,200
Intangible assets, net	16,768	18,466
Other assets	76	76
Total assets	$52,854	$67,170

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,764	$1,582
Accrued expenses	7,517	6,375
Payables to tissue suppliers	3,199	2,467
Current portion of long-term debt	8,059	8,059
Current portion of revenue interest obligation	7,750	2,750
Revolving line of credit	6,452	4,763
Other current liabilities	8	5
Total current liabilities	34,749	26,001

Long-term debt	7,106	10,410
Long-term revenue interest obligation	11,469	16,540
Other long-term liabilities	899	698
Total liabilities	54,223	53,649

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, and 9,306,838 and 9,245,146 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	9	9
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of June 30, 2022 and December 31, 2021 and 4,313,406 issued and outstanding as of June 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	121,256	118,599
Accumulated deficit	(122,638)	(105,091)
Total stockholders’ equity (deficit)	(1,369)	13,521
Total liabilities and stockholders' equity	$52,854	$67,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$12,638	$12,160	$24,133	$25,044
Cost of goods sold	7,740	6,546	14,954	13,101
Gross profit	4,898	5,614	9,179	11,943
Sales and marketing	5,406	4,799	10,224	9,502
General and administrative	5,057	3,529	9,170	7,134
Research and development	2,617	1,881	4,889	3,601
Total operating expenses	13,080	10,209	24,283	20,237
Loss from operations	(8,182)	(4,595)	(15,104)	(8,294)
Interest expense	1,204	1,351	2,419	2,706
Other (income) expense, net	-	(3,579)	-	(3,579)
Loss before provision for income taxes	(9,386)	(2,367)	(17,523)	(7,421)
Income tax expense	12	18	24	31
Net loss	$(9,398)	$(2,385)	$(17,547)	$(7,452)
Net loss per share - basic and diluted	$(0.69)	$(0.23)	$(1.29)	$(0.73)

Weighted average common shares outstanding - basic and diluted	13,620,196	10,228,296	13,597,243	10,227,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2022	9,306,738	$9	4,313,406	$4	$119,786	$(113,240)	$6,559
Proceeds from stock option exercises	—	—	—	—	—	—	—
Proceeds from sale of common stock through Employee Stock Purchase Plan	—	—	—	—	—	—	—
Vesting of restricted stock units	100	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,470	—	1,470
Net loss	—	—	—	—	—	(9,398)	(9,398)
Balance, June 30, 2022	9,306,838	$9	4,313,406	$4	$121,256	$(122,638)	$(1,369)

Balance, March 31, 2021	7,092,521	$7	3,134,162	$3	$101,760	$(85,326)	$16,444
Proceeds from stock option exercises	2,744	—	—	—	23	—	23
Stock-based compensation	—	—	—	—	885	—	885
Net loss	—	—	—	—	—	(2,385)	(2,385)
Balance, June 30, 2021	7,095,265	$7	3,134,162	$3	$102,668	$(87,711)	$14,967

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	9,245,146	$9	4,313,406	$4	$118,599	$(105,091)	$13,521
Proceeds from stock option exercises	—	—	—	—	—	—	—
Additional issuance costs in connection with Private Placement	—	—	—	—	(110)	—	(110)
Proceeds from sale of common stock through Employee Stock Purchase Plan	42,345	—	—	—	192	—	192
Vesting of restricted stock units	19,347	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,575	—	2,575
Net loss	—	—	—	—	—	(17,547)	(17,547)
Balance, June 30, 2022	9,306,838	$9	4,313,406	$4	$121,256	$(122,638)	$(1,369)

Balance, December 31, 2020	7,091,960	$7	3,134,162	$3	$101,080	$(80,259)	$20,831
Proceeds from stock option exercises	3,305	—	—	—	26	—	26
Stock-based compensation	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	(7,452)	(7,452)
Balance, June 30, 2021	7,095,265	$7	3,134,162	$3	$102,668	$(87,711)	$14,967

The accompanying notes are an integral part of these condensed consolidated financial statements

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021

Net loss	$(17,547)	$(7,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,863	1,865
Gain on forgiveness of debt	—	(3,029)
Amortization of deferred financing costs	29	60
Interest expense recorded as additional revenue interest obligation	1,319	1,326
Stock-based compensation	2,575	1,562
Changes in operating assets and liabilities:
Accounts receivable	(650)	(583)
Inventory	(145)	(224)
Prepaid expenses and other	(378)	1,133
Accounts payable and accrued expenses	1,324	(396)
Obligations to tissue suppliers	732	(89)
Deferred revenue and other liabilities	204	(134)
Net cash used in operating activities	(10,674)	(5,961)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(289)	(247)
Net cash used in investing activities	(289)	(247)
FINANCING ACTIVITIES:
Additional issuance costs in connection with Private Placement	(110)	—
Net borrowings (repayments) under revolving line of credit	1,689	(3,610)
Proceeds from stock option exercises	—	26
Repayments of long-term debt	(3,333)	—
Payments on revenue interest obligation	(1,392)	(1,372)
Proceeds from sales of common stock through Employee Stock Purchase Plan	192	—
Net cash used in financing activities	(2,954)	(4,956)

Net decrease in cash and restricted cash	(13,917)	(11,164)

Cash and restricted cash, beginning of period	30,428	39,532
Cash and restricted cash, end of period	$16,511	$28,368

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$1,162	$2,522
Forgiveness of SBA PPP loan	$-	$3,029

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021. The financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the six months ended June 30, 2022, the Company incurred a net loss of $17.5 million, and as of June 30, 2022, the Company had an accumulated deficit of $122.6 million. In addition, during the six months ended June 30, 2022, the Company used $10.7 million and $3.0 million of cash in operating and financing activities, respectively, and expects to continue to incur cash outflows for the remainder of the year. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, the Company may seek to raise capital through the issuance of common stock, either refinance or restructure its Term Loan Facility and Revolving Credit Facility (as such terms are defined, and further described, in Note 6), restructure its Revenue Interest Obligation (as such term is defined, and further described, in Note 7), or pursue asset sale transactions.  However, such transactions may not be successful and the Company may not be able to raise additional equity, refinance or restructure its debt instruments or Revenue Interest Obligation, or sell assets on acceptable terms, or at all. As such, based on its current operating plans, even after the recent debt refinancing described in Note 12, the Company believes there is uncertainty as to whether its future cash flows along with its existing cash, availability under the SWK Loan Facility (described in Note 12) and cash generated from expected future sales will be sufficient to meet the Company’s anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of the financial statements.

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

Impact of COVID-19

The Company continues to closely monitor the impact of the COVID-19 pandemic and its variants on its business. In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended various containment and mitigation measures worldwide. Since that time, the number of procedures performed using the Company's products has intermittently decreased, as governmental authorities in the United States have recommended, and in certain cases required, that elective, specialty and other non-emergency procedures and appointments be suspended or canceled in order to avoid patient exposure to medical environments and the risk of potential infection with COVID-19, and to focus limited resources and personnel capacity on the treatment of COVID-19 patients. As a result, beginning in March 2020, a significant number of procedures using the Company's products have intermittently been postponed or cancelled, which has negatively impacted sales of its products. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and may reduce the Company's net sales in the future and negatively impact its business, financial condition and results of operations while the pandemic continues.

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

	June 30,
	2022	2021
Cash	$16,489	$28,302
Restricted cash	22	66
Total cash and restricted cash shown in statements of cash flows	$16,511	$28,368

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and six months ended June 30, 2022 or 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At June 30, 2022, the Company maintained $16.7 million in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Significant Customers

The Company sells certain of its products under large contract manufacturing or distribution arrangements. The following table presents percentage of total revenues derived from the Company’s largest customers as well as their respective percentage of total accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Percent of revenues derived from:
ACE Surgical Supply	11%	1%	10%	2%
Surgalign Holdings	10%	11%	10%	11%
Medtronic Sofamor Danek USA	-	16%	-	20%

	June 30,	December 31,
	2022	2021
Percent of accounts receivable derived from:
ACE Surgical Supply	7%	3%
Surgalign Holdings	13%	12%

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and six months ended June 30, 2022 and 2021, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary relief from some of the existing rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform. The ASU specifically provides optional practical expedients for contract modification accounting related to contracts subject to ASC 310, Receivables, ASC 470, Debt, ASC 842, Leases, and ASC 815, Derivatives and Hedging. The ASU also establishes a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients. For eligible contract modifications, the principle generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. The standard was effective upon issuance on March 12,

2020, and the optional practical expedients can generally be applied to contract modifications made and hedging relationships entered into on or before December 31, 2024. Borrowings under the Company’s term loan facility and revolving line of credit bear interest based on LIBOR or an alternate rate. Provisions currently provide the Company with the ability to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.” The FASB deferred the effective dates of the new credit losses standard for all entities except filers with the Securities and Exchange Commission (the “SEC”) that are not smaller reporting companies (“SRCs”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The FASB also aligned the effective dates of ASU 2017-04 on goodwill impairment with the new effective dates of the credit losses standard. The FASB deferred the effective dates of its new standards on hedging and leases for entities that are not public business entities (“PBEs”) (and for leases, for entities that are not non-for-profit (“NFP”) entities that have issues, or are conduit bond obligors for, certain securities; and are not employee benefit plans (“EBPs”) that file or furnish financial statements with or to the SEC) to fiscal years beginning after December 15, 2020, and interim periods in the following year. The FASB is also reconsidering its philosophy on establishing effective dates for major standards for private companies, NFPs, EBPs and smaller public companies. The FASB has developed a two-bucket approach that would give these entities more time to implement major new standards. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of June 30, 2022, the Company had essentially no shares of Class A common stock available for issuance under the 2020 Plan.

On June 21, 2022, C. Randal Mills, Ph.D., a member of the Board of Directors (the “Board”) of the Company, was appointed as the Company’s Interim President and Chief Executive Officer and succeeds Ronald Lloyd, who stepped down as the Company’s President and Chief Executive Officer and as a member of the Board.

In connection with his resignation as President and Chief Executive Officer, Mr. Lloyd and the Company have entered into a separation agreement. In connection therewith, Mr. Lloyd will remain a full-time, non-officer employee of the Company through September 30, 2022 to assist with the transition of his duties to his successor. On September 30, 2022, Mr. Lloyd will be eligible to receive: (i) cash severance in an amount equal to his base salary for a period of 12 months and 100% of his annual target bonus; (ii) an additional cash payment in an amount equal to the difference, if any, between (a) $279,656 and (b) the Fair Market Value (as defined in the Company’s 2020 Incentive Award Plan) as of September 8, 2022 of the 39,894 restricted stock units that will have vested in accordance with their terms on such date, payable in a lump sum; (iii) subject to Mr. Lloyd’s achievement of certain performance goals, an additional cash bonus of up to $1,000,000; and (iv) the COBRA benefits, during the 12-month period following the September 30, 2022. The Company will recognize Mr. Lloyd’s severance costs over the period from June 21, 2022 through September 30, 2022. As of June 30, 2022, the Company has recognized $0.1 million of expense related to such severance and recorded such expense in Accrued Expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

In connection with his appointment as Interim President and Chief Executive Officer, Dr. Mills and the Company have entered into an employment agreement (the “Mills Employment Agreement”), pursuant to which Dr. Mills’ employment commenced on June 21, 2022 (the “Mills Effective Date”) and ends on the 90-day anniversary of the Mills Effective Date (such period, the “Interim Period”), unless the parties mutually agree to extend the Interim Period or the Board determines that, at the end of the Interim Period, Dr. Mills is suitable to assume the role of President and Chief Executive Officer. In the event the Board makes such determination (which the Board determined in August 2022 as noted below), Dr. Mills’ continued employment will commence on the day immediately following the Interim Period for an initial period ending on the second anniversary of the Mills Effective Date, which shall automatically be extended for successive one-year periods (the “Employment Period”).

In connection with his service as Interim President and Chief Executive Officer, Dr. Mills (1) has received a stock option award to purchase 456,278 shares of common stock of the Company (the “Option Grant”), three-fifths of which Option Grant will be subject to time-based vesting (the “Time-Based Options”) and two-fifths of such Option Grant will be subject to performance-based vesting (the “Performance Based Options”) and (2) will be eligible to receive 224,734 restricted stock units (the “RSU Grant”), three-fifths of which RSU Grant will be subject to time-based vesting (the “Time-Based RSUs”) and two-fifths of such RSU Grant will be subject to performance-based vesting (the “Performance-Based RSUs”). One-third of the Time-Based Options vest upon the end of the Interim Period, and two-thirds of the Time-Based Options vest over a four-year vesting schedule with 25% vesting on the first anniversary of the June 21, 2022 and the remaining portion vesting in twelve equal quarterly installments. One-third of the Time-Based RSUs vest upon the end of the Interim Period, and two-thirds of the Time-Based RSUs vest over a four-year vesting schedule in equal annual installments. The Performance-Based Options and Performance-Based RSUs each vest in equal installments upon the achievement of escalating share price thresholds of $12.50, $17.00, $25.00 and $37.00, respectively (calculated based on twenty consecutive days of trading at each respective threshold). The vesting of the Option Grant and RSU Grant are subject to Dr. Mills’ continuous service through each applicable vesting date. These awards were deemed granted on June 21, 2022, in accordance with ASC 718, Accounting for Stock Based Compensation; however, the Company could not legally issue the RSUs because the available shares in the 2020 Plan were not sufficient as of June 30, 2022. The Company expects such shares to become available on September 30, 2022 upon Mr. Lloyd’s separation.

On August 9, 2022, Dr. Mills was appointed to the role of President and Chief Executive Officer, thereby ending the Interim Period described above.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of seven to ten years, and generally vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the six months ended June 30, 2022 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2021	1,386,811	$13.28	7.8	$179
Granted	1,075,858	$5.77
Exercised	—	$—
Forfeited	(92,443)	$10.55
Outstanding, June 30, 2022	2,370,226	$9.98	8.5	$1,677
Vested and exercisable, June 30, 2022	563,806	$11.09	5.9	$321

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was $3.15. As of June 30, 2022, there was approximately $8.1 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.6 years.

The Company uses the Black-Scholes model to value its time-based stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. Before the completion of the Company’s IPO, the Board determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is primarily based on the historical volatility of comparable companies in the industry whose share prices are publicly available. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options, and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Expected term (years)	6.2	6.0
Risk-free interest rate	2.0%	1.0%
Volatility factor	53%	64%
Dividend yield	—	—

For the Performance-Based Options granted as described above, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the six months ended June 30, 2022 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2021	235,985	$15.98
Granted	586,083	$4.08
Vested	(19,347)	$14.51
Forfeited	(29,436)	$6.05
Unvested, June 30, 2022	773,285	$7.38

The total fair value of the RSUs granted during the six months ended June 30, 2022 was $2.4 million. Of this total, $1.7 million was based on the fair market value of the Company's Class A common stock on the date of grant and such fair value at the time of the grant is amortized to expense on a straight-line basis over vesting periods of six months to four years. With respect to Performance-Based RSUs, during the six months ended June 30, 2022, the Company granted RSUs totaling (i) 199,388 and accounted for these awards as market condition awards and pursuant to which such RSUs will only vest if or when the Company’s Class A common stock closing price is at or exceeds $10 per share for 30 consecutive days by March 8, 2024, subject to the grantee’s continued employment with the Company and (ii) 89,894 to Dr. Mills as described above. Given the nature of these market condition arrangements, an option pricing model, the Monte Carlo model, was used to determine the fair value of these RSUs which totaled $0.7 million, and the expense is being recorded using the graded vesting method over a period of two to three years. As of June 30, 2022, $3.6 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of two years.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Aziyo Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of June 30, 2022, the total shares of Class A common stock authorized for issuance under the ESPP was 380,997, of which 311,408 remained available for future issuance. During the six months ended June 30, 2022, 42,345 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2022 and 2021 was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales and marketing	$302	$175	$498	$303
General and administrative	903	524	1,585	935
Research and development	247	143	424	251
Cost of goods sold	18	43	68	73
Total stock-based compensation expense	$1,470	$885	$2,575	$1,562

Note 5. Inventory

Inventory was comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$1,913	$1,880
Work in process	576	834
Finished goods	7,210	6,840
Total	$9,699	$9,554

Note 6. Long-Term Debt

On May 31, 2017, in connection with the Company’s acquisition of CorMatrix described in Note 7, Aziyo entered into a $12 million term loan facility (the “Term Loan Facility”) and an $8.0 million asset-backed revolving line of credit (the “Revolving Credit Facility”), under which the Company’s borrowing capacity is limited by certain qualifying assets, with a financial institution (the “May 2017 Financing”). As of June 30, 2022 and December 31, 2021, the Company’s borrowing capacity under its Revolving Credit Facility was $7.5 million and $6.9 million, respectively. The Term Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3.0 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the Term Loan Facility to $20 million. Borrowings under the Term Loan Facility, as amended, bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. The weighted average interest rate on Term Loan Facility borrowings was 9.5% for both the three and six months ended June 30, 2022 and 2021. The agreement governing the Term Loan Facility provides for interest only payments through January 2021 and interest and equal monthly principal payments from February 2021 through maturity in July 2024. However, the Term Loan Facility also provides that if certain conditions were satisfied prior to December 1, 2020 (including the completion of a qualified initial public offering and no continuing default or event of default), interest only payments may, upon the Company’s request, be extended to August 1, 2021. Accordingly, based on the Company’s successful completion of its IPO, Aziyo exercised this interest-only period extension right and as such, interest and equal principal payments commenced on August 1, 2021 and will continue through maturity in July 2024.

The agreement that governs the Term Loan Facility, as amended, requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the borrowing base of the Revolving Credit Facility is calculated. In addition, the Company is required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the three and six months ended June 30, 2022 and 2021.

The agreement governing the Term Loan Facility also includes an exit fee of 6.5% of the aggregate principal amount and prepayment penalties which, based on an amendment to the Term Loan Facility executed in January 2022, shall be equal to the amount prepaid multiplied by 3.0% until January 21, 2023 and 2.0% thereafter.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The agreement governing the Revolving Credit Facility includes an unused line fee in an amount equal to 0.5% per annum of the unused borrowing capacity and based on an amendment to the Revolving Credit Facility executed in January 2022, prepayment penalties equal to $8.0 million multiplied by 3.0% until January 21, 2023 and 2.0% thereafter. The weighted average interest rate on Revolving Credit Facility borrowings was 7.2% for the three and six months ended June 30, 2022 and 2021. Both debt instruments contain events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the United States Food and Drug Administration or such other material adverse event impacting the operations of Aziyo.

The debt instruments also include a financial covenant based on cumulative minimum net product revenue, as defined, restrictions as to payment of dividends, and are secured by all assets of the Company. As of June 30, 2022, Aziyo was in compliance with this financial covenant.

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

Long-term debt was comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term Loan Facility, net of unamortized discount and deferred financing costs	$13,773	$17,077
Note to Tissue Supplier	1,392	1,392
Total	15,165	18,469
Current Portion	(8,059)	(8,059)
Long-Term Debt	$7,106	$10,410

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of June 30, 2022 and December 31, 2021.

Refer to Note 12 for discussion of the repayment of the Term Loan Facility, Revolving Credit Facility and tissue supplier promissory note subsequent to June 30, 2022.

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

The Company recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments, along with the expected payment timing of the first $5.0 million sales milestone payment noted above, serving to establish the short-term portion. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the three and six months ended June 30, 2022 and 2021, and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation of approximately $0.7 million was recorded for both the three months ended June 30, 2022 and 2021 and approximately $1.3 million for both the six months ended June 30, 2022 and 2021.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases two production facilities and one administrative and research facility under non-cancelable operating lease arrangements that expire through November 2025. All leases contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The Company records rent expense on a straight-line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in other current and long-term liabilities on the balance sheet. Rent expense was approximately $0.3 million for both the three months ended June 30, 2022 and 2021, and was approximately $0.6 million for both the six months ended June 30, 2022 and 2021, and is included as a component of either cost of goods sold or general and administrative expenses.

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook. The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three and six months ended June 30, 2022 or 2021. Aziyo has also entered into an amendment to the Cook license agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Aziyo. The Company, in its sole discretion, can terminate the license agreement at any time.

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

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Between June 21, 2021 and July 19, 2022, fifty-one lawsuits in Indiana, Delaware, Florida, Maryland, Colorado, Michigan, Ohio, Kentucky, Oregon, North Carolina and Louisiana have been filed against Aziyo Biologics Inc., certain Medtronic entities, and others alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations.

Twenty-one lawsuits were filed in Indiana state court, captioned, respectively: (1) John Dukes and Kimberly Smith v. Aziyo Biologics, Inc., et al., Case No.  49D02-2109-CT-032234 (case dismissed without prejudice on 09/16/2021 and re-filed on 09/24/2021); (2) Tamara and Richard Marksberry v. Aziyo Biologics, Inc., et al., Case No. 49D04-2106-

CT-021649 (consolidated); (3) Ramon Cabello v. Aziyo Biologics, Inc., et al., Case No. 49D13-2106-CT-021650 (consolidated); (4) Luis Caban v. Aziyo Biologics, Inc., Case No. 49D13-2107-CT-022413 (consolidated); (5) Machell and Samuel Hargrave v. Aziyo Biologics, Inc., et al., Case No. 49D01-2106-CT-021275 (consolidated); (6) Georgia Flinn as Personal Representative of the Estate of Gregory Flinn v. Aziyo Biologics, Inc., et al., Case No. 49D12-2107-CT-024051 (consolidated); (7) Ruth and William Flynn v. v. Aziyo Biologics, Inc., et al., Case No. 49D12-2107-CT-024624 (consolidated); (8) Tracy Warner and Kristin Foate v. v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024631 (consolidated); (9) Donna Schilling v. v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024443 (consolidated); (10) Robby and Stephanie Anderson v. v. Aziyo Biologics, Inc., et al., Case No. 49D13-2107-CT-025221 (consolidated); (11) Max Shepard v. v. Aziyo Biologics, Inc., et al., Case No. 49D11-2108-CT-025984 (consolidated); (12) Leon Chew v. Aziyo Biologics, Inc., et al., Case No. 49D12-2108-CT-025967 (consolidated);  (13) Candace Kozor, Kenneth Largin and Anthony Young v. Aziyo Biologics, Inc., et al., Case No. 49D04-2107-CT-024626 (consolidated); (14) James and Lauri Ann Jackson v. v. Aziyo Biologics, Inc., et al., Case No. 49D02-2108-CT-028321 (re-filed in state court and consolidated); (15) James and Kathy Shaw v. Aziyo Biologics, Inc., et al, Case No. 49D11-2108-CT-028669 (consolidated); (16) Larry Szynski v. Aziyo Biologics, Inc., et al., Case No. 49D05-2108-CT-029225 (consolidated); (17) Jerrold Jenkins v. Aziyo Biologics, Inc., et al., Case No. 49D03-2108-CT-029367 (consolidated; (18) Hon Vien v. Aziyo Biologics, Inc., et al., Case No. 49D01-2202-CT-004812;  (19) Jayson Hartman v. Aziyo Biologics, Inc., et al., Case No. 49D12-2202-CT-004835; (20) Randy Smith v. Aziyo Biologics, Inc., et al., Case No. 49D01-2202-CT-005184; and (21) Jason and Sherry Haywood v. Aziyo Biologics, Inc., et al., Case No. 49D11-206-CT-021446 (collectively, the “Indiana State Complaints”).

Fifteen lawsuits were filed in the Superior Court of the State of Delaware, captioned respectively: (1) Richard Williams v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-166 EMD; (2) Jean and Shante Georges v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-256-DJB; (3) Marjorie Hitchens v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-214-DJB; (4) Larry and Joanne Fortner v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-215-DJB; (5) Nancy and John Smith v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-219-DJB; (6) Joan Trincia v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-220-DJB; (7) Bernadette Burgess v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-264-DJB; (8) Summer Fitzhugh v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-221-DJB; (9) Linda Shields v. Aziyo, Biologics Inc., et al., C.A. No. N21C-06-166-DJB; (10) Sharon Riddick v. Aziyo, Biologics Inc., et al., C.A. No. N21C-07-005-EMD; (11) Carl Stevens v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-149-DJB; (12) Joel and Melissa Stanton v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-212-AML; (13) Bruce and Beverly Carroll v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-130-DJB; (14) Margaret Cook v. Aziyo, Biologics Inc., et al., C.A. No. N21C-08-131-DJB; and (15) Robert Jr. and Kelly Aspinall v. Aziyo, Biologics Inc., et al., C.A. No. N21C-09-065-DJB (collectively, the “Delaware State Complaints”).

Two lawsuits were filed in the Circuit Court of Maryland, captioned: (1) (previously filed on 07/21/2021 and dismissed without prejudice on 08/12/2021 in the U.S. District Court of Maryland), Diana and James Hanson v. Aziyo Biologics, Inc., et al., Case No. C-02-CV-21-001094 and (2) John Christensen v. Aziyo Biologics, Inc., et al., Case No. C-15-CV-22-002044 (collectively, the “Maryland State Complaints”).

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

Two lawsuits were filed in the U.S. District Court for the Eastern District of Michigan, captioned: (1) Karrold Dudley v. Aziyo, Biologics Inc., et al., Case No. 2:21-cv-11813-GAD-EAS and (2) Diane Parron v. Aziyo Biologics Inc.,

et al., Case No. 2:22-cv-10522-NGE-EAS. A third lawsuit originally filed in the Circuit Court of Michigan, captioned: (3) Ilona and Christian Hildebrandt v. Aziyo Biologics, Inc., Case No. 2021-003804-NP has since been removed to the Eastern District of Michigan (collectively “Michigan Federal Complaints.”).

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

Two lawsuits have been filed in Fayette, Kentucky Circuit Court, captioned: (1) Earl Wesley Robinson and Joyce Ann Robinson v. Aziyo Biologics, Inc., Case No. 21-CI-03842 and (2) Horace B. Nelson, Sr. v. Aziyo Biologics, Inc., et al., Case No. 22-CI-00895 (the “Nelson suit”). The Nelson suit was subsequently removed to the U.S. District Court for the Eastern District of Kentucky (collectively, “Kentucky Complaints.”).

One lawsuit has been filed in the U.S. District Court for the Western District of Louisiana, captioned Freddie J. Smith and Loretta D. Smith v. Aziyo Biologics, Inc., et al., Case No. 5:22-cv-01288-EEF-KDM (“Louisiana Federal Complaint”).

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

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and are seeking various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints allege negligence, breach of implied warranty, breach of express warranty, medical monitoring and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints are seeking economic, consequential, and punitive damages. The Maryland Complaint asserts claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Federal Complaint contains three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence and seeks compensatory damages. The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaints assert causes of action for negligence, gross negligence breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine. The Michigan Federal Complaints seek compensatory damages and punitive damages.  The North Carolina Federal Complaint alleges causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seeks both compensatory and punitive damages. The Oregon Federal Complaint asserts strict liability claims for defective design, defective manufacture, and failure to warn, and seeks compensatory damages.  The Ohio Federal Complaint asserts strict liability claims for defective manufacturing, inadequate warning, nonconformance with representations, and also alleges loss of consortium and seeks compensatory damages. The Kentucky Complaints assert strict liability claims based on manufacturing defect, design defect, failure to warn, negligence, breach of implied warranty, breach of express warranty, and seek recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages. The Louisiana Federal Complaint asserts claims of violation of the Louisiana products liability act, negligence and gross negligence, breach of implied warranty, breach of express warranty and seek recovery for medical monitoring.

In addition to the above, there have been forty-three claims related to the FiberCel recall, which have not yet resulted in a lawsuit. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

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

As of both June 30, 2022 and December 31, 2021, the Company was not a party to, or aware of, any material legal matters or claims except for the FiberCel Litigation.

Note 9. Net Loss Per Share Attributable to Common Stockholders

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(9,398)	$(2,385)	$(17,547)	$(7,452)
Denominator:
Weighted average number of common shares, basic and diluted	13,620,196	10,228,296	13,597,243	10,227,240
Net loss per common share attributable to common stockholders, basic and diluted	$(0.69)	$(0.23)	$(1.29)	$(0.73)

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

	June 30,
	2022	2021
Options to purchase common stock	2,370,226	1,303,456
Restricted stock units	773,285	233,798
Total	3,143,511	1,537,254

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

For the three and six months ended June 30, 2022 and 2021, the Company’s net sales disaggregated by the major sources - Core Products and Non-Core Products (see Note 1) - were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales by product
Core Products	$9,052	$9,979	$17,192	$20,642
Non-Core Products	3,586	2,181	6,941	4,402
Total Net Sales	$12,638	$12,160	$24,133	$25,044

Note 12. Subsequent Event

On August 10, 2022 (the “Closing Date”), the Company entered into a term loan facility agreement with SWK Funding LLC (the “SWK Loan Facility”) for principal amount of $25 million, with $21 million funded at closing and $4 million that becomes available, subject to the achievement of specified operational and financial metrics by September 30, 2023 (the “Additional Term Loan”). The SWK Loan Facility allows for the establishment of a new asset-based revolving loan facility of up to $8 million. The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if conditions to draw the Additional Term Loan have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. The SWK Loan Facility also includes both revenue and liquidity covenants, as defined.

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and will bear interest at a rate per annum equal to the sum of an applicable margin of (i) 8.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 4.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if the conditions to draw the Additional Term Loan have not been met, or (y) if such conditions to draw the Additional Term Loan have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%.

On August 10, 2022, the Company issued to SWK Funding LLC a warrant (the “Warrant”) to purchase, in the aggregate, up to 187,969 shares of Class A common stock of the Company, $0.001 par value per share (the “Common Stock”) at an exercise price of $6.65 per share. The Warrant is immediately exercisable for up to 157,894 shares of Common Stock from time to time on or after the Closing Date.  Subject to and effective upon the borrowing by the Borrower of the Additional Term Loan, the Warrant will be exercisable for up to an additional 30,075 shares of Common Stock. The exercise price and number of shares of Common Stock issuable upon exercise of the Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the Common Stock. Unless earlier exercised or terminated in accordance with its terms, the Warrant will expire on the seventh anniversary of the Closing Date.

The Company used $16 million of the proceeds of the SWK Loan Facility to prepay all of the remaining outstanding principal and accrued interest and pay all associated payoff fees on the $20 million Term Loan Facility and $8 million Revolving Credit Facility. Such payments included $12.8 million to prepay all outstanding principal and accrued interest as well as $1.7 million to pay the required prepayment and exit fees on the Term Loan Facility and $1.2 million to repay the outstanding balance and accrued interest as well as $0.3 million to pay the required exit fees on the Revolving Credit Facility.

The Company also used $1.4 million of the proceeds to repay the remaining balance on the promissory note with a tissue supplier.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, plans and assumptions concerning events and financial trends that involve risks and may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” of this Quarterly Report and in the section entitled “Risk Factor Summary” and in Part I, Item IA. “Risk Factors” of our Annual Report.

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

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and, more recently, with proceeds from our IPO and a private placement of our common stock. We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, general and administrative, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2022, we had 162 employees, of which 27 were direct sales representatives.

For the six months ended June 30, 2022, we incurred a net loss of $17.5 million, and as of June 30, 2022, we had an accumulated deficit of $122.6 million. In addition, during the six months ended June 30, 2022, we used $10.7 million and $3.0 million of cash in operating and financing activities, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we seek to grow our sales organization to coincide with product launches and expand our product development and clinical and research activities. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

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

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock, either refinance or restructure our Term Loan Facility and Revolving Credit Facility, restructure our Revenue Interest Obligation, or pursue asset sale transactions.  However, such transactions may not be successful and we may not be able to raise additional equity, refinance or restructure our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, even after the recent debt refinancing described in Note 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, we believe there is uncertainty as to whether our future cash flows along with our existing cash, availability under our SWK Loan Facility (described below under “– Liquidity and Capital Resources – August 2022 Debt Refinancing”) and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

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

While access to procedures for our sales representatives and independent sales agents have begun to improve, the extent to which the COVID-19 pandemic impacts our future financial condition and results of operations will depend on future events and developments, which are highly uncertain and cannot be predicted, including the severity and spread of the disease and the effectiveness of actions to contain the disease or treat its impact, among others. As new information regarding COVID-19 continues to emerge, and, as variants of COVID-19 emerge, it is difficult to predict the degree to which this disease will ultimately affect our business.

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

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our direct sales force, consisting of salaries, commission compensation, fringe benefits, meals and other expenses. Auto and travel costs have also historically contributed to sales and marketing expenses, albeit to a lesser extent due to the COVID-19 pandemic. Outside of our direct sales force, we incur significant expenses relating to commissions to our CanGaroo commercial partners and independent sales agents. Additionally, this expense category includes distribution costs as well as market research, trade show attendance, advertising and public relations related to our products, and customer service expenses. We expect sales and marketing expenses to grow commensurate with sales increases, and to an even larger degree in the near-term to the extent we grow our direct sales force and increase marketing activities to coincide with new product launches.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance and general business expenses. Our G&A expenses have increased as a result of operating as a public company, especially as a result of hiring additional personnel and incurring greater director and officer insurance premiums, greater investor relations costs, and additional costs associated with accounting, legal, tax-related and other services associated with maintaining compliance with exchange listing and SEC requirements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022		2021		Change 2021 / 2022
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$12,638	100.0%	$12,160	100.0%	$478	3.9%
Cost of goods sold	7,740	61.2%	6,546	53.8%	1,194	18.2%
Gross profit	4,898	38.8%	5,614	46.2%	(716)	(12.8)%
Sales and marketing	5,406	42.8%	4,799	39.5%	607	12.6%
General and administrative	5,057	40.0%	3,529	29.0%	1,528	43.3%
Research and development	2,617	20.7%	1,881	15.5%	736	39.1%
Total operating expenses	13,080	103.5%	10,209	84.0%	2,871	28.1%
Loss from operations	(8,182)	(64.7)%	(4,595)	(37.8)%	(3,587)	78.1%
Interest expense	1,204	9.5%	1,351	11.1%	(147)	(10.9)%
Other (income) expense, net	—	—%	(3,579)	(29.4)%	3,579	NM
Loss before provision of income taxes	(9,386)	(74.3)%	(2,367)	(19.5)%	(7,019)	296.5%
Income tax expense	12	0.1%	18	0.1%	(6)	(33.3)%
Net loss	$(9,398)	(74.4)%	$(2,385)	(19.6)%	$(7,013)	294.0%

Net Sales

Net sales increased $0.4 million, or 3.9%, to $12.6 million in the three months ended June 30, 2022 compared to $12.2 million in the three months ended June 30, 2021. The improvement in net sales was due to growth in net sales of our Non-Core Products of $1.4 million, partially offset by a decrease in the net sales of our Core Products of $0.9 million.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Three Months Ended June 30,
	2022		2021
		% of Net		% of Net	Change 2021 / 2022
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$9,052	71.6%	$9,979	82.1%	$(927)	(9.3)%
Non-Core Products	3,586	28.4%	2,181	17.9%	1,405	64.4%
Total Net Sales	$12,638	100.0%	$12,160	100.0%	$478	3.9%

Net sales generated by our Core Products declined $0.9 million, or 9.3%, to $9.1 million in the three months ended June 30, 2022 compared to $10.0 million in the three months ended June 30, 2021. The Core Products net sales reduction can be attributed to the cessation of purchases by Medtronic of FiberCel following our recall of a single lot of FiberCel in June 2021 partially offset by sales volume increases in our CanGaroo and SimpliDerm products. Sales of FiberCel to Medtronic were $1.7 million in the three months ended June 30, 2021.

Net sales generated by our Non-Core Products increased $1.4 million, or 64.3%, to $3.6 million in the three months ended June 30, 2022 compared to $2.2 million in the three months ended June 30, 2021. The increase was primarily driven by a growth in the revenue from several contract manufacturing customers, including significant sales volume increases to ACE Surgical Supply.

Cost of Goods Sold

Cost of goods sold was $7.7 million and $6.5 million in the three months ended June 30, 2022 and 2021, respectively, and included, in each case, $0.8 million of intangible asset amortization expenses. Gross margin in the three months ended June 30, 2022 was 38.8%, a decrease from 46.2% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the three months ended June 30, 2022 was 45.5%, a decline from 53.1% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decrease in gross margin and increase to cost of goods sold was primarily due to product mix (higher Non-Core Products’ revenues in 2022 with lower gross margins).

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.6 million, or 12.6%, to $5.4 million in the three months ended June 30, 2022 compared to $4.8 million in the three months ended June 30, 2021. As a percentage of sales, sales and marketing expenses grew to 42.8% in the three months ended June 30, 2022 from 39.5% in the three months ended June 30, 2021. The increase as a percentage of sales was the result of (i) primarily, the growth during the three months ended June 30, 2022 of revenues from sales by us directly to the end user as such revenues have higher selling costs than our “business to business” revenues and (ii) higher stock-based compensation and travel costs related to our sales force.

General and Administrative

G&A expenses increased $1.5 million, or 43.3%, to $5.1 million in the three months ended June 30, 2022 compared to $3.5 million in the three months ended June 30, 2021. As a percentage of net sales, G&A expenses increased to 40.0% in the three months ended June 30, 2022 from 29.0% in the three months ended June 30, 2021. The increase in expense was primarily due to higher stock-based compensation as well as costs associated with the FiberCel Litigation and our CEO transition described in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report that we did not incur in the 2021 period.

Research and Development

R&D expenses increased to $2.6 million in the three months ended June 30, 2022 compared to $1.9 million in the three months ended June 30, 2021. We continue to focus our R&D efforts on the development of our pipeline products and the growth in R&D expenses in the three months ended June 30, 2022 was largely attributable to the work performed on the final development and testing of our CanGaroo with antibiotics.

Interest Expense

Interest expense was approximately $1.2 million in the three months ended June 30, 2022 compared to $1.4 million in the three months ended June 30, 2021. The decrease was due to lower draws on our Revolving Credit Agreement and lower outstanding principal on our Term Loan Credit Agreement (as defined below) due to the commencement of principal payments in August 2021. See “Credit Facilities” below for further discussion of these debt agreements and Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of our Revenue Interest Obligation and the interest expense related thereto.

Other (Income) Expense, net

Other (income) expense, net was approximately $3.6 million of income in the three months ended June 30, 2021. Such other income relates to the forgiveness of our PPP Loan totaling approximately $3.0 million and the Company’s receipt of $550,000 in satisfaction of a 2018 settlement with Keralink. For further discussion on these items, see Notes 6 and 10 to the condensed consolidated financial statements shown elsewhere in this Quarterly Report. We did not incur any other (income) expense during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022		2021		Change 2021 / 2022
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$24,133	100.0%	$25,044	100.0%	$(911)	(3.6)%
Cost of goods sold	14,954	62.0%	13,101	52.3%	1,853	14.1%
Gross profit	9,179	38.0%	11,943	47.7%	(2,764)	(23.1)%
Sales and marketing	10,224	42.4%	9,502	37.9%	722	7.6%
General and administrative	9,170	38.0%	7,134	28.5%	2,036	28.5%
Research and development	4,889	20.3%	3,601	14.4%	1,288	35.8%
Total operating expenses	24,283	100.6%	20,237	80.8%	4,046	20.0%
Loss from operations	(15,104)	(62.6)%	(8,294)	(33.1)%	(6,810)	82.1%
Interest expense	2,419	10.0%	2,706	10.8%	(287)	(10.6)%
Other (income) expense, net	—	—%	(3,579)	(14.3)%	3,579	NM
Loss before provision of income taxes	(17,523)	(72.6)%	(7,421)	(29.6)%	(10,102)	136.1%
Income tax expense	24	0.1%	31	0.1%	(7)	(22.6)%
Net loss	$(17,547)	(72.7)%	$(7,452)	(29.8)%	$(10,095)	135.5%

Net Sales

Net sales decreased $0.9 million, or 3.6%, to $24.1 million in the six months ended June 30, 2022 compared to $25.0 million in the six months ended June 30, 2021. The decline in net sales was due to reductions in the net sales of our Core Products of $3.4 million, partially offset by growth in the net sales of our Non-Core Products of $2.5 million.

Net sales information for our Core Products and Non-Core Products is summarized as follows:

	Six Months Ended June 30,
	2022		2021
		% of Net		% of Net	Change 2021 / 2022
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Core Products	$17,192	71.2%	$20,642	82.4%	$(3,450)	(16.7)%
Non-Core Products	6,941	28.8%	4,402	17.6%	2,539	57.7%
Total Net Sales	$24,133	100.0%	$25,044	100.0%	$(911)	(3.6)%

Net sales generated by our Core Products declined $3.4 million, or 16.7%, to $17.2 million in the six months ended June 30, 2022 compared to $20.6 million in the six months ended June 30, 2021. The Core Products net sales reduction can be attributed to the cessation of purchases by Medtronic of FiberCel following our recall of a single lot of FiberCel in June 2021 partially offset by sales volume increases in our CanGaroo and SimpliDerm products. Sales of FiberCel to Medtronic were $4.5 million in the six months ended June 30, 2021.

Net sales generated by our Non-Core Products increased $2.5 million, or 57.7%, to $6.9 million in the six months ended June 30, 2022 compared to $4.4 million in the six months ended June 30, 2021. The increase was primarily driven by a growth in the revenue from several contract manufacturing customers, including significant sales volume increases to ACE Surgical Supply.

Cost of Goods Sold

Cost of goods sold was $15.0 million and $13.1 million in the six months ended June 30, 2022 and 2021, respectively, and included, in each case, $1.7 million of intangible asset amortization expenses. Gross margin in the six months ended June 30, 2022 was 38.0%, a decrease from 47.7% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, in the six months ended June 30, 2022 was 45.1%, a decline from 54.5% in the corresponding prior year period. Gross margin, excluding intangible asset amortization, is a non-GAAP financial measure. See "Non-GAAP Financial Measures” for a discussion regarding our use of gross margin, excluding intangible asset amortization, including its limitations and a reconciliation to the most directly comparable GAAP financial measure. The decrease in gross margin and increase to cost of goods sold was primarily due to product mix (higher Non-Core revenues in 2022 with lower gross margins).

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.7 million, or 7.6%, to $10.2 million in the six months ended June 30, 2022 compared to $9.5 million in the six months ended June 30, 2021. As a percentage of sales, sales and marketing expenses grew to 42.4% in the six months ended June 30, 2022 from 37.9% in the six months ended June 30, 2021. The increase as a percentage of sales was the result of (i) primarily, the growth during the six months ended June 30, 2022 of revenues from sales by us directly to the end user as such revenues have higher selling costs than our “business to business” revenues, and (ii) higher stock-based compensation and travel costs related to our sales force.

General and Administrative

G&A expenses increased $2.1 million, or 28.5%, to $9.2 million in the six months ended June 30, 2022 compared to $7.1 million in the six months ended June 30, 2021. As a percentage of net sales, G&A expenses increased to 38.0% in the six months ended June 30, 2022 from 28.5% in the six months ended June 30, 2021. The increase in expense was primarily due to higher stock-based compensation as well as costs associated with FiberCel Litigation and our CEO transition described in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report that we did not incur in the 2021 period.

Research and Development

R&D expenses increased to $4.9 million in the six months ended June 30, 2022 compared to $3.6 million in the six months ended June 30, 2021. We continue to focus our R&D efforts on the development of our pipeline products and the growth in R&D expenses in the six months ended June 30, 2022 was largely attributable to the work performed on the final development and testing of our CanGaroo with antibiotics.

Interest Expense

Interest expense was approximately $2.4 million in the six months ended June 30, 2022 compared to $2.7 million in the six months ended June 30, 2021. The decrease was due to lower draws on our Revolving Credit Agreement and lower outstanding principal on our Term Loan Credit Agreement (as defined below) due to the commencement of principal payments in August 2021. See “Credit Facilities” below for further discussion of these debt agreements and Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of our Revenue Interest Obligation and the interest expense related thereto.

Other (Income) Expense, net

Other (income) expense, net was approximately $3.6 million of income in the six months ended June 30, 2021. Such other income relates to the forgiveness of our PPP Loan totaling approximately $3.0 million and the Company’s receipt of $550,000 in satisfaction of a 2018 settlement with Keralink. For further discussion on these items, see Notes 6 and 10 to the condensed consolidated financial statements shown elsewhere in this Quarterly Report. We did not incur any other (income) expense during the six months ended June 30, 2022.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2022 and 2021. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2022 and 2021 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$12,638	$12,160	$24,133	$25,044
Cost of goods sold	7,740	6,546	14,954	13,101
Gross profit	4,898	5,614	9,179	11,943
Intangible asset amortization expense	849	849	1,698	1,698
Gross profit, excluding intangible asset amortization	$5,747	$6,463	$10,877	$13,641
Gross margin	38.8%	46.2%	38.0%	47.7%
Gross margin, excluding intangible asset amortization	45.5%	53.1%	45.1%	54.5%

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

Liquidity and Capital Resources

As of June 30, 2022, we had cash and restricted cash of approximately $16.5 million and availability under our Revolving Credit Facility of $1.0 million. In August 2022, we refinanced our debt as described below under “— August 2022 Debt Refinancing. Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and more recently, proceeds from our IPO and a private placement of our common stock. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2022, our accumulated deficit was $122.6 million.

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

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock, either refinance or restructure our Term Loan Facility and

Revolving Credit Facility, restructure our Revenue Interest Obligation, or pursue asset sale transactions.  However, such transactions may not be successful and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, availability under the SWK Loan Facility (described below under “—August 2022 Debt Refinancing”) and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in:
Operating activities	$(10,674)	$(5,961)
Investing activities	(289)	(247)
Financing activities	(2,954)	(4,956)
Net decrease in cash	$(13,917)	$(11,164)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $10.7 million compared to $6.0 million for the six months ended June 30, 2021. The year-over-year increase was primarily due to a higher net loss (after adjustment for non-cash charges and gains) as well as the timing of certain annual insurance prepayments and disbursements on trade payable obligations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0.3 million and approximately $0.2 million for the six months ended June 30, 2021. In both periods, the use of cash related to the purchase of property and equipment, the majority of which are used in the production activities of our Richmond, California facility.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 totaled $3.0 million compared to $5.0 million for the six months ended June 30, 2021. The year-over-year net decrease was caused by net borrowings of $1.7 million on our Revolving Credit Facility during the six months ended June 30, 2022 compared to net repayments of $3.6 million during the six months ended June 30, 2021. This change in the Revolving Credit Facility activity was offset by principal payments of $3.3 million on our Term Loan Credit Agreement as such payments commenced in August 2021.

Credit Facilities

General

On July 15, 2019, Aziyo and Aziyo Med, LLC, which we refer to collectively as the Borrowers, entered into an amended and restated term loan credit agreement (the “Term Loan Credit Agreement”), with Midcap Financial Trust, as agent and lender, and the other lenders party thereto, which provided for the conversion of our existing term loans into borrowing under the Term Loan Credit Agreement (consisting of a $8.5 million tranche (“Term Loan Tranche 1”), a $5.0 million tranche (“Term Loan Tranche 2”) and a $3.0 million tranche (“Term Loan Tranche 3”), and established a new $3.5 million tranche (“Term Loan Tranche 4”). We refer to Term Loan Tranche 1, Term Loan Tranche 2, Term Loan Tranche 3 and Term Loan Tranche 4 collectively as the “Term Loan Facility.”

On July 15, 2019, the Borrowers also entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”), with Midcap Funding IV Trust, as agent and lender, and the other lenders party thereto, which provided for an $8.0 million asset-based revolving credit facility (the “Revolving Credit Facility”).

As of June 30, 2022, we had $13.8 million of indebtedness outstanding under our Term Loan Facility (net of $0.1 million of unamortized discount and deferred financing costs), and $6.5 million outstanding under our Revolving Credit Facility (with $1.0 million of additional borrowings available thereunder). In August 2022, we refinanced our debt as described below under “— August 2022 Debt Refinancing.”

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

Mandatory Prepayments

The Term Loan Credit Agreement requires the Borrowers to prepay amounts outstanding under the Term Loan Facility, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 with respect to assets upon which the agent maintains a lien and (2) 100% of the net cash proceeds of non-ordinary course asset sales or sales pertaining to collateral upon which the Borrowing Base is calculated. In addition, the Borrowers are required to prepay all outstanding obligations under the Term Loan Facility upon the termination of all commitments under the Revolving Credit Facility and the repayment of the outstanding borrowings thereunder. No such mandatory prepayments were required during the three and six months ended June 30, 2022 and 2021.

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

The Term Loan Credit Agreement and the Revolving Credit Agreement each contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Aziyo. As of June 30, 2022, Aziyo was in compliance with the financial covenant and all other covenants.

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

Supplier Promissory Note

During 2017, we restructured certain of our liabilities with a tissue supplier and entered into an unsecured promissory note. As of June 30, 2022, the balance of this promissory note totaled $1.4 million plus accrued interest. The note bears interest at 5% and is currently due in full; however, the notes are subordinated in payment to the Term Loan Facility and Revolving Credit Facility and in both the six months ended June 30, 2022 and the year ended December 31, 2021, the Company’s senior lender restricted payment of the amounts due.

August 2022 Debt Refinancing

On August 10, 2022, we entered into a term loan facility agreement with SWK Funding LLC (the “SWK Loan Facility”) for principal amount of $25 million, with $21 million funded at closing and $4 million that becomes available, subject to the achievement of specified operational and financial metrics by September 30, 2023 (the “Additional Term Loan”). The SWK Loan Facility allows for the establishment of a new asset-based revolving loan facility of up to $8 million. The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if conditions to draw the Additional Term Loan have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps.

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and will bear interest at a rate per annum equal to the sum of an applicable margin of (i) 8.75% and the “Term SOFR

Rate” (based upon an interest period of 3 months), or (ii) if we have elected the PIK Interest option (as defined below), 4.75% and the “Term SOFR Rate.” We may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if the conditions to draw the Additional Term Loan have not been met, or (y) if such conditions to draw the Additional Term Loan have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%.

We are subject to financial covenants under the SWK Loan Facility that require us to (a) maintain minimum Consolidated Unencumbered Liquid Assets (as defined in the Credit Agreement) of (i) at any time on or after the Closing Date and on or before October 10, 2022, $5.0 million, and (ii) at any time thereafter, the greater of (x) $5.0 million, or (y) the sum of the Operating Burn (as defined in the Credit Agreement) for the two (2) prior, consecutive fiscal quarters then ended; and (b) maintain certain minimum revenue levels, to be tested on a quarterly basis, beginning on the fiscal quarter ending September 30, 2022.

We used $16 million of the proceeds of the SWK Loan Facility to prepay all of the remaining outstanding principal and accrued interest and pay all associated payoff fees on the $20 million Term Loan Facility and $8 million Revolving Credit Facility. Such payments included $12.8 million to prepay all outstanding principal and accrued interest as well as $1.7 million to pay the required prepayment and exit fees on the Term Loan Facility and $1.2 million to repay the outstanding balance and accrued interest as well as $0.3 million to pay the required exit fees on the Revolving Credit Facility.

We also used $1.4 million of the proceeds to repay the remaining balance on the promissory note with a tissue supplier.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we grow our sales organization to coincide with product launches and expand our product development and clinical and research activities. In addition, we expect to incur additional costs and expenses associated with operating as a public company.

As of June 30, 2022, we had $21.7 million of indebtedness outstanding, consisting of  $13.8 million outstanding under our Term Loan Facility (net of  $0.1 million of unamortized deferred financing costs), $6.5 million outstanding under our Revolving Credit Facility (with $1.0 million of additional borrowings available thereunder), and a $1.4 million promissory note payable to one of our suppliers. In addition, as further described in Note 7 to the  condensed consolidated financial statements included elsewhere in this Quarterly Report, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027. We are currently forecasting that the initial $5.0 million milestone payment will become payable in mid-2023.

If our available cash balances and cash flow from operations, if any, are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings,  or asset sale transactions. However, such transactions may not be successful and we may not be able to raise additional equity, refinance our Term Debt and Revolving Credit Facility, or sell assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

Based on our current operating plans, we believe, even after the August 2022 debt refinancing described above, there is uncertainty as to whether our future cash flows along with our existing cash, availability under the SWK Loan Facility and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the six months ended June 30, 2022, there were no material changes to those previously disclosed. Refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our critical accounting estimates and policies.

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at June 30, 2022 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of June 30, 2022, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe this financial institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 10% or more of our accounts receivable as of June 30, 2022.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the six months ended June 30, 2022 and 2021. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we had $16.5 million in cash and restricted cash. Based on our existing cash, availability under our Revolving Credit Facility and cash generated from expected future sales, we believe that we do not have sufficient cash on hand to support current operations and our payment obligations under our Term Loan Facility, Revolving Credit Facility (even after the recent debt refinancing described in Note 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report), and Revenue Interest Obligation for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing within this Quarterly Report. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our unaudited condensed consolidated financial statements for the period ended June 30, 2022 were issued.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Aziyo Biologics, Inc.to SWK Funding LLC.	8-K	001-39577	4.1	08/15/2022

10.1	Separation and Release of Claims Agreement, dated June 21, 2022, by and between Ronald Lloyd and Aziyo Biologics, Inc.	8-K	001-39577	10.1	06/21/2022

10.2	Employment Agreement, dated June 21, 2022, by and between C. Randal Mills, Ph.D. and Aziyo Biologics, Inc.	8-K	001-39577	10.2	06/21/2022

10.3	Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and the subsidiaries of the Company, with the financial institutions party thereto from time to time as lenders and SWK Funding LLC, as agent.	8-K	001-39577	10.1	08/15/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZIYO BIOLOGICS, INC.

Date: August 15, 2022	By:	/s/ C. Randal Mills
C. Randal Mills
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2022	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)