Form 10-K
period 2022-12-31
AZIYO BIOLOGICS, INC.
filed 2023-03-23
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $31,067,793 based on the closing price of $7.07 of the registrant’s Class A common stock as reported on the Nasdaq Capital Market on such date. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 17, 2023, there were 11,876,792 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our results of operations, financial position, projected growth in total net sales, increases in expenses, seasonality, business strategy, policies and approach, including, without limitation, expectations regarding our products and their targeted effects, plans for our sales and marketing growth and anticipated expansion of our product development and clinical and research activities, expectations regarding competition, our competitive advantages, regulations that impact our business, and overall clinical and commercial success, expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; results of operations or business; our expectations and plans regarding pursuit of any strategic transactions; our expectations relating to the FDA regulatory process for the CanGaroo RM Antibacterial Envelope; our plans and expectations relating to our workforce reduction; and the potential impact of COVID-19 pandemic on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Without limiting the foregoing, as the words “aim,” “believe,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are not a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from and actual results, performance or achievements to be materially different from any future results, performance or achievements due to various factors, including, but not limited to those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.aziyo.com/financials/sec-filings.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Annual Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report under “Forward Looking Statements” and Part I, Item 1A “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	we have incurred operating losses and may continue to do so for the near-term future, and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability;
●	adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our business, financial condition, results of operations and liquidity;
●	we have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern;
●	our long-term growth depends on our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;
●	the regulatory approval, certification and clearance processes of the FDA and comparable foreign authorities and notified bodies are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval or other marketing authorizations for our products and product candidates, our business will be substantially harmed;
●	a substantial portion of our net sales is generated through our commercial partners and independent sales agents, which subjects us to various risks;
●	our revenue and profitability could be materially and adversely affected if we fail to maintain our relationships with our existing contract manufacturing customers or enter into agreements with new contract manufacturing customers, or if existing contract manufacturing customers reduce purchases of our products. Our relationships with these customers also subject us to certain risks;
●	we face significant litigation related to FiberCel;

●	we face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	our success depends on the continued and future acceptance of our products by the medical community;
●	we face significant and continuing competition from other companies, some of which have longer operating histories, more established products and/or greater resources than we do, which could adversely affect our business, financial condition and results of operations;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability;
●	the processing of human and porcine tissue for our products is technically complex, requiring high levels of quality control and precision, which subjects us to increased production risks;
●	because we depend upon a limited number of third-party suppliers and manufacturers and, in certain cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially and adversely affect our business, financial condition and results of operations; and
●	if we are unable to obtain, maintain and adequately protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

PART I

Item 1.      Business.

Overview

We are a commercial-stage regenerative medicine company focused on creating the next generation of differentiated products and improving outcomes in patients undergoing surgery. We seek to leverage our unique understanding of biologics to improve the interaction between medical devices and patients, with the goal of reducing complications and improving healing. From our proprietary tissue processing platforms, we have developed a portfolio of advanced regenerative medical products that are designed to mimic the healing response of natural biological material. Our proprietary products are designed to address the device protection, women’s health, orthobiologics and cardiovascular markets, which we believe represent a combined $3 billion market opportunity in the United States. To expand our commercial reach, we have commercial relationships with major medical device companies, such as Boston Scientific, Biotronik and beginning in March 2023, Sientra, to promote and sell some of our products. We believe our focus on our unique regenerative medicine platforms will ultimately maximize our probability of continued clinical and commercial success and will create a long-term competitive advantage for us.

We estimate that, over the past two years, approximately two million patients per year in the United States were implanted with either medical devices, such as pacemakers, defibrillators, neuro-stimulators, spinal fusion and trauma fracture hardware or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as infection, scar-tissue formation, capsular contraction, erosion, migration, non-union of implants and implant rejection. We have products in each of our four priority markets: device protection, cardiovascular, orthobiologics and women’s health.  In device protection, we sell the only biological envelope, protected by a global patent portfolio, that forms a natural, systemically vascularized pocket for holding implanted electronic devices. In cardiovascular, we sell our specialized porcine small intestine submucosa (“SIS ECM”) for use as an intracardiac and vascular patch. In orthobiologics, we have a proprietary processing technology for manufacturing a comprehensive portfolio of bone regenerative products designed to promote the body’s ability to regenerate healthy bone, osteogenesis, while decreasing cell apoptosis, or programmed cell death. In women’s health, we have a patented cell removal technology that produces undamaged extracellular dermal matrices with superior handling, designed to promote faster healing and reduce inflammation. In pre-clinical and clinical studies, our products have supported and, in some cases, accelerated tissue healing, which has contributed to improved patient outcomes.

We operate in four segments that align with our major product groupings – Device Protection, Women’s Health,  Orthobiologics and Cardiovascular. Our product portfolio and contract manufacturing capabilities within each of these segments are highlighted in the table below.

Our growth strategy is focused on increasing penetration in each of the device protection, women’s health, orthobiologics and cardiovascular markets. We believe we can grow our business by increasing our commercial footprint, developing clinically exceptional products and, when possible and appropriate, through inorganic opportunities.

Our go-to-market strategy includes a hybrid of a direct sales force, commercial partners and independent sales agents. As of December 31, 2022, we had 24 direct sales representatives who focus on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Through our direct sales force and leveraging our existing commercial partners, we believe we can expand our customer base and further strengthen our existing customer relationships and increase penetration in our priority markets.

We have a well-established and scalable manufacturing platform, consisting of two facilities that are supported by our corporate headquarters and other administrative location. Our Silver Spring, Maryland location is our headquarters and functions as a research and development and corporate support center. Our Roswell, Georgia location is our processing, production and distribution facility for all of our implantable electronic device protection and cardiovascular products. Our Richmond, California location is our human tissue processing and distribution facility for our orthobiologics and soft tissue reconstruction products. Our San Diego, California location provides additional administrative oversight and support. We believe we have sufficient operating capacity at both our Roswell and Richmond facilities to support future growth.

Our Competitive Strengths

Our mission is to provide advanced regenerative care products that improve the outcomes in patients primarily undergoing implantable device-related surgery. To accomplish this mission, we intend to establish our products as the standard of care for treating patients undergoing such procedures. We believe our key competitive strengths position us well to execute on our growth strategy. Our key competitive strengths are:

Our Integrated Company. Our end-to-end capabilities spanning research and development (R&D), manufacturing and commercialization enables us to continually advance our product portfolio and drive commercial growth.  For example, our integrated structure allows us to receive market feedback from our sales team on unmet physician and patient needs, providing us with invaluable direction on our innovation priorities. It is this feedback that allowed us to refine our SimpliDerm product to what we believe to have industry-leading handling properties.  Our integrated structure also allows us to leverage our R&D capabilities to continually improve our manufacturing processes to lower our production costs.

Well-positioned in Large, Attractive and Growing Markets. We believe that the device protection, women’s health, orthobiologics and cardiovascular markets, which we believe represent a combined $3 billion market opportunity in the United States, will continue to experience accelerated growth, given advancements in implantable medical device technologies and surgical techniques; shifting global demographics that include an aging population with a greater incidence of comorbidities, and increasing procedure volumes. We believe there is growing adoption of regenerative medicine products by the medical community as physicians become aware of the benefits of natural products, including improved healing and reduced inflammation, scar-tissue formation and foreign body response.

Regenerative Medicine Technology Focus. Our scientific expertise, commercial-scale manufacturing and know-how in regenerative medicine technology has allowed us to develop and process our proprietary platforms to create differentiated biomaterials, including our  CanGaroo, ProxiCor, Tyke, VasCure, Fiber VBM, ViBone, OsteGro V and SimpliDerm product lines. These types of products, which are designed to more closely resemble natural products than highly processed or synthetic substitutes, have enabled us to advance the science of regenerative medicine as well as to process tissue and produce products at commercial scale.

Broad Portfolio of Regenerative Medicine Products to Address the Needs of Physicians, Patients and Providers. Physicians use our broad portfolio of regenerative medicine products to meet the needs of individual patients. The breadth of our current portfolio, which includes products used in device protection, women’s health, orthobiologics and cardiovascular markets, gives us the flexibility to target a broad set of procedures, each with a full suite of products to accommodate both the clinical and economic factors that may affect purchasing decisions. Our experienced contracting and direct sales force teams are highly trained to assist clinicians in effectively selecting and using the full complement of our products.

Large and Growing Body of Clinical Data. We have and continue to develop a body of pre-clinical, clinical and patient outcomes data, including third-party publications and patient registries that provide evidence supporting the technical and clinical attributes of our products. We believe that our extensive in vivo and clinical data give us a competitive advantage.

Commercial Relationships with Major Medical Device Companies. We have commercial agreements with major medical device companies, including our strategic relationships with Boston Scientific, Biotronik and beginning in March 2023, Sientra, which, along with others, we collectively refer to as our commercial partners, to promote or commercialize some of our products. These commercial partners use their own network of more than 1,400 sales representatives, clinical specialists and independent sales agents, including approximately 1,200 of which are focused on our CanGaroo product. We leverage this additional presence in targeted markets to significantly increase our opportunity to cost-effectively penetrate these large markets.

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

Executive Management Team with Extensive Experience in Regenerative Medicine. Our executive management team has extensive experience in the regenerative medicine and medical device industries, spanning R&D, operations, manufacturing and commercial. This experience allows us to operate with a deep understanding of the underlying trends in regenerative medicine and the intertwined scientific, clinical, regulatory, commercial and manufacturing functions that drive success in this industry. We believe our team has the necessary experience to lead us through our continued commercial expansion and the development and launch of our pipeline products.

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

Robust Pipeline of Innovative Core Products from Our Proven Research and Development Capabilities. We have brought to market two commercial products in the past three years. We intend to continue to pursue FDA clearance for the next generation of our flagship CanGaroo product, the CanGaroo RM.  CanGaroo RM is a device-protection pouch designed to combine the regenerative properties of biological materials with the antibacterial effects of two antibiotics. If cleared by the FDA, we plan to launch CanGaroo RM in collaboration with our commercial partners and maximize market penetration. In addition to our current commercial products and our intended path involving CanGaroo RM, we intend to develop additional product candidates for the device protection, women’s health and orthobiologics markets. We will continue to conduct pre-clinical and clinical studies, gather patient data and perform other research to support the further adoption of our products in the marketplace.

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

Our Proprietary Products/Solutions

Our portfolio of regenerative medicine products has been developed to address the following specific markets:

WOMEN’S HEALTH RECONSTRUCTION

ORTHOBIOLOGICS

Device Protection and Cardiovascular Markets

Market Opportunity

In 2019, we estimate, based on industry sources and other third-party estimates, that there were more than 600,000 procedures in the United States to install or replace implantable electronic devices (“IED”), such as pacemakers, pulse generators and defibrillators, as well as spinal cord neuromodulators and vagus nerve, deep brain and sacral nerve stimulators, which represents an estimated $600 million opportunity.

Limitations of Existing Solutions

IEDs are now the standard of care for patients suffering from cardiac arrhythmias and heart failure. Such devices, cardiac implantable electronic devices (“CIED”), are implanted in soft tissue, which is not heavily vascularized, and its implantation may trigger a biologic response that results in inflammation and fibrosis, leading to the device and its wire leads being encased in dense or calcified fibrous material.

In 2015, a group of third-party researchers published a systematic review and meta-analysis of 60 published reports, consisting of 21 prospective, nine case-control and 30 retrospective cohort studies published between 1981 and 2013, each of which examined the rate of infection associated with the implantation of electronic devices. The average rate of infection was between 1.0 and 1.3% and the reported rates of infection ranged from 0.3% to 16.4%. In 2019, a different group of third-party researchers published the results of a global, prospective randomized clinical study focused on infection complications of implantable electronic cardiovascular devices which identified a 1.2% infection rate during 12-month follow-up in the control arm (3,488 patients), and this was later reported by other third-party researchers in 2020 to rise to 1.9% at the 36 months follow-up. However, infection is not the only significant complication associated with implantation. Data from third-party studies published in 2011 and 2016 indicated that migration occurred in 0.5% to 10.9%

of such procedures, and data from third-party studies published in 2001 and 2007 indicated that erosion of the device through the skin occurred in 0.2% to 5.0% of such procedures. Thus, migration and erosion have been shown to be similarly frequent and can both result in infection or require replacement of the device. Other complications include those associated with Twiddler’s syndrome, which is a malfunction of a pacemaker due to manipulation of the device by the patient, and discomfort at the implant site. In addition, capsular contracture can occur when scar tissue, or a capsule, around the device tightens and squeezes the implant. Capsular contraction may be more common following infection, collection of blood, or hematoma, and collection of the watery portion of blood, or seroma.

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

TYRX is a relatively stiff synthetic mesh with rough edges available in only two sizes, which may require the surgeon to make a larger incision than is needed only to implant the electronic device. The larger incision can lead to longer surgery times and complications at the time of replacement or upgrade of the implantable device. Third-party studies have shown that the synthetic TYRX mesh is broken down and reabsorbed within approximately nine weeks. According to published literature, synthetic mesh, unlike biological mesh, does not promote biological signaling needed to mitigate the anticipated and well-documented foreign body response that results in the production of scar tissue to form a capsule surrounding an implantable device. TYRX’s primary benefit is to dispense antibiotics to reduce the rate of infection associated with device implantation.

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

Development Pipeline

We are currently developing a version of the CanGaroo Envelope, the CanGaroo RM, that combines the envelope with antibiotics and is designed to reduce the risk of infection following surgical implantation of an electronic device. Based on feedback from the FDA, CanGaroo RM will require clearance of a 510(k) submission to be marketed in the United States. We submitted the required 510(k) in April 2022 and, in March 2023, received a Not Substantially Equivalent (“NSE”) letter from FDA requiring us to address questions relating to drug testing, primarily a request by FDA to modify an in vitro drug release assay employed as a manufacturing control.  We intend to address the questions raised in the NSE letter and continue to work with FDA for potential clearance via the 510(k) pathway.

Commercial Approach

We sell CanGaroo in the United States and globally using our direct sales force and our commercial partners, Boston Scientific and Biotronik, which act as sales agents and give us access to approximately 1,200 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Our primary customers are electrophysiologists, cardiac surgeons and neurosurgeons. Our direct sales force is focused on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provides the critical knowledge of the advantages that CanGaroo provides for patients over those of our competitors. We ship the product directly to hospitals.

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

repaired cardiac structures; and as a patch material for intracardiac defects, septal defect and annulus repair, suture-line buttressing and cardiac repair. We believe that Tyke is the only extracellular material that has been specifically cleared for use in neonates and infants to repair pericardial structures.
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

Women’s Health Market

Market Opportunity

According to certain third-party estimates, there were more than 100,000 procedures in the United States in 2019 using biologic matrices for plastic and reconstructive surgery, which constituted an approximately $500 million market. Such surgery is performed to treat structures of the human body that are affected aesthetically or functionally due to defects, abnormalities, trauma, infection, burns, tumors or disease. Plastic and reconstructive surgery is generally performed to improve function and ability, but it may also be performed to achieve a more natural appearance of the affected anatomical structure. Clinical practice of plastic and reconstructive surgery includes excision of tumors of the skin, vasculature, chest, oral and oropharyngeal cavities and extremities and reconstructions of the same; debridement, skin grafting and skin flaps for burn reconstructions; trauma surgery for the hands, upper and lower limbs and facial region; congenital or acquired malformations related to the hands, face, skull and jaw; surgical removal of vascular abnormalities; a range of aesthetic surgeries; and reconstructions of the breast.

One of the most common applications of biologic matrices in plastic and reconstructive surgery is breast reconstruction surgery during or after mastectomy. Mastectomy is a method of tumor removal for breast cancer in which all breast tissue, including the cancerous cells, is surgically removed. In the United States in 2020, there were more than 100,000 post-mastectomy breast reconstructions, of which approximately 66% were bilateral operations, that is, both breasts were reconstructed. Breast reconstruction surgery is a surgical procedure generally used to restore a breast to near normal shape and appearance and can be performed using either a prosthetic breast implant, referred to as implant-based reconstruction, or the patient’s own tissue, referred to as autologous reconstruction. Additional reconstructive surgeries may be required following the initial breast reconstruction, including breast lift, also known as mastopexy, or breast revision surgery, in which the surgeon adjusts the position and shape of the breast.

In 2020, plastic surgeons used human acellular dermal matrices (“HADMs”) in approximately 59,000 women (approximately 98,000 breasts). The use of these materials is well-characterized in the clinical literature and recommended by recent U.S. and European consensus guidelines for certain surgical techniques. However, as of March 6, 2023, no biologic matrix or any other soft tissue reinforcement material, including our product, had been approved or cleared by the FDA specifically for use in breast reconstruction surgery.

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

HADM products offer an “off the shelf” biologic choice for reconstructive procedures, but they have their own limitations. The use of harsh chemicals to remove the cells can damage the extracellular matrix. The products can lack uniformity as determined by pliability in each direction, elasticity and non-uniform thickness. Such issues can affect how rapidly, and the extent to which the implant is integrated, as well as the resulting tissue strength. In addition, there is a limited availability in larger sizes for some of these products.

Our Solution

SimpliDerm was designed to offer improved biocompatibility and better functioning in the patient. It is marketed for use for the repair or replacement of damaged or insufficient integumental tissue or for the repair, reinforcement or supplemental support of soft tissue defects or any other homologous use of human integument. SimpliDerm is a pre-hydrated, HADM manufactured with our patented cell removal technology, a process that maintains the biological and structural integrity of the tissue’s extracellular matrix components and is designed to allow for rapid integration, cellular repopulation and revascularization at the surgical site. Its structurally intact extracellular matrix is designed to closely resemble natural, healthy tissue.

Product	Description	Regulatory Pathway
SimpliDerm	Hydrated human acellular dermis designed to be used for repair or replacement of damaged or inadequate integumental tissue	HCT/Ps

Development Pipeline

Breast implants are generally placed below the pectoral muscle, known as subpectoral positioning. This approach has limitations, such as decreased arm strength, muscle spasms, animation deformities, implant movement and pain. Changes in mastectomy techniques, including the preservation of more sub-dermal tissue on skin flaps, as well as advances in fat grafting and the availability of acellular dermal matrix (“ADM”), for augmenting the tissue pocket have all created the opportunity to place the implant above the pectoral muscle, known as prepectoral positioning, and, in doing so, address complications arising from subpectoral placement. While the use of ADM to support and reinforce the skin has a strong scientific rationale for these prepectoral procedures, the sizes of ADMs required may be three to four times the magnitude used for subpectoral reconstructions, exposing the patient to greater quantities of ADM and adding proportional additional expense to the procedure. The use of ADM for these prepectoral procedures requires optimization of larger size pieces  with uniform thickness, pliability and elasticity. Given the market potential and current FDA guidance, we would evaluate the anticipated regulatory and investment requirements for a specific indication for prepectoral procedures.

Commercial Approach

SimpliDerm is sold through independent sales agents to plastic and reconstructive surgeons, and we ship this product directly to hospitals.

Orthobiologics Market

Market Opportunity

According to industry sources, in the United States in 2019, there were an estimated 1.5 million surgical procedures for orthopedic and spinal repair, which, excluding the cost for spinal and orthopedic hardware, used bone repair products valued at more than $2 billion. The number of such surgeries has increased over the last several years, driven, in part, by an increase in minimally invasive surgical procedures, an aging population, increasing sports injuries and a higher incidence of comorbidities and chronic inflammatory and degenerative conditions, including osteoarthritis.

Spinal fusion, the leading application for bone fusion surgeries in the United States, involves the use of biological grafting material to cause two vertebrae to grow together into one unit. In the United States in 2019, medical facilities performed 695,000 spinal fusion surgeries, of which approximately 400,000 were lumbar operations. Lower extremity applications, including ankle arthrodesis, or surgical immobilization of a joint by fusion of the adjacent bones, now represent a bone fusion market of approximately 165,000 fusions. With improving fixation methods, success rates have improved across these applications.

Limitations of Existing Solutions

Although success rates for orthopedic and spinal fusion have improved, inadequate bone healing remains one of the leading causes of failure for any fusion procedure. Fusion is especially challenging in patients who have underlying healing deficiencies because of comorbidities, such as diabetes and obesity.

The addition of a biological bone material to sites of defects or for creating fusion acts synergistically with hardware devices to enhance and accelerate the achievement of boney union. Autologous bone, which is harvested from the patient, is considered the gold standard for bone fusions. However, obtaining sufficient autologous material may not always be possible, may not yield good quality material, may cause donor site damage and pain and has an additional cost associated with its harvest.

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

Human graft products, sourced from a different individual than the patient receiving the tissue, are called allografts. These allograft products are typically processed using techniques that damage the extracellular matrix and induce cellular apoptosis, which results in premature cellular death. This cellular death impairs osteogenic differentiation and impedes the activity of osteoblasts, cells which form new bone. Synthetic materials and damaged allogenic bone lack or have diminished osteogenic properties.

Our Solution

Our bone regenerative products are processed by a proprietary method designed to protect and preserve the native bone cells (osteogenic) needed for bone formation and to decelerate cell apoptosis. Our products, besides being osteogenic, are also osteoinductive (ability to recruit cells and to signal the need for bone formation) and osteoconductive (provide a three-dimensional scaffold to promote bone formation). These products, which have beneficial handling properties, support integration with the patient’s bone, and are used to enhance the bone repair process.  The inflammatory response and unintended bone formation observed with BMP-2 has not been observed with our products. We offer three viable cellular bone matrixes, including Fiber VBM, ViBone and OsteGro V.

Our viable cellular bone matrixes are bone repair products made from human tissue and engineered to be like natural tissue. Each formulation is marketed for use in orthopedic or reconstructive bone grafting procedures in combination with autologous bone or other forms of allograft bone or alone as a bone graft. Each product is designed to provide superior handling properties that are critical for use as a bone void filler in various orthopedic and spinal procedures. We have also developed a proprietary processing methodology, optimized to protect and preserve the critical bone elements required for regenerative bone formation.

Product	Description	Regulatory Pathway
Fiber VBM, ViBone and OsteGro V	Allografts that perform and handle similarly to an autograft as a result of proprietary processing designed to protect the tissue environment and the cells	HCT/Ps

Development Pipeline

We are currently developing new bone fusion and repair product candidates that offer features that we believe could improve upon currently available technologies or offer new features. These product candidates are currently in development, and we believe these product candidates will be regulated by the FDA as HCT/Ps.

Commercial Approach

Our commercial approach to the orthopedic/spinal repair market has been to leverage commercial partners with existing sales and marketing infrastructure in these areas, while we focus on research and development and the manufacturing of products. We currently have agreements in place with many spine and orthopedic companies for the distribution of our viable bone matrix products. Under the terms of those agreements, these customers purchase products from us at specified prices and resell such products in the United States to the primary customers, which are hospitals and other healthcare facilities. We fulfill most orders from our commercial partners by shipping these products directly to these hospitals and other healthcare facilities.

Additional Orthobiologics Products/Contract Manufacturing

In addition to our proprietary products, we fulfill tissue processing contracts based on product specifications established by our customers through contract manufacturing services at our Richmond, California facility. We provide these services in order to utilize as much as possible of the starting human biological material from which we produce our proprietary orthobiologic products, leverage our existing overhead and improve our cash flow. The resulting processed materials, including particulate bone, precision milled bone, cellular bone matrix, acellular dermis and other soft tissue products, are sold to medical/surgical companies as finished products and as a subcomponent of their products. Additionally, we process amniotic membrane as finished product for select customers.

Clinical Data

We have accumulated a substantial body of clinical and pre-clinical data for our proprietary products. We believe that the reported outcomes from our studies help to differentiate our products in the marketplace.

Device Protection

Pre-clinical Studies

Recently published pre-clinical data from a rabbit model showed that the CanGaroo Envelope was more successful in providing a barrier surrounding a CIED compared to a pacemaker canister alone. When implanted with a pacemaker, CanGaroo Envelopes were observed to promote significantly greater stabilization of the device and more vascularized tissue ingrowth within the pocket compared to implantation with only standard fixation methods, such as sutures through the CIED header or no fixation at all. These data were initially presented as a live podium presentation at the ASAIO 2022 annual conference and published in abstract form in ASAIO Journal.

Clinical Studies

To evaluate our CanGaroo Envelope, we have conducted multiple post-market studies and are currently conducting retrospective studies including over 2,000 patients in total. We believe the results from the completed studies provide evidence supporting the safety of the CanGaroo Envelope when used for the implantation of CIEDs in humans.

CARE Study and SECURE Study

The CARE Study was a retrospective, post market study. Data from 96 consecutive patients who underwent simultaneous CIED and CanGaroo Envelope implantation at a single institution were retrospectively reviewed for the occurrence of CIED-related complications and infection. The SECURE Study was a prospective, single arm, observational, post-market study assessing 1,026 patients enrolled at 39 centers who underwent the implantation of a CIED in a CanGaroo Envelope.

The endpoints of the studies were to evaluate: (a) the proportion of patients with CanGaroo-related adverse events and (b) the incidence of major infections observed in the pocket. Data from these two studies were combined to determine overall clinical outcomes and adverse events, and resulted in a large dataset from 40 centers throughout the United States of 1,102 total patients with an average number of 2.3 infection risk factors and mean follow up time of 223 days. The most common risk factors among enrolled patients included oral systemic anticoagulants, obesity, diabetes, congestive heart failure, device replacement/revision, and renal insufficiency.

This real-world dataset revealed physician practice patterns for usage of the CanGaroo Envelope, and the type of hydration solutions that were chosen by the treating physician. Physicians demonstrated a preference for usage of an antibiotic hydration solution in higher infection risk patients (p<.05), particularly gentamicin, and those patients had an equivalent major infection rate to lower risk patients receiving a saline soaked CanGaroo (p=NS). Of the total sample population, 14 patients (1.3%) developed hematoma requiring intervention, and 12 patients (1.1%) developed a pocket infection - 10 of which (0.9%) came from the antibiotic without gentamicin hydration group. The use of gentamicin was associated with a threefold reduction in infection risk (OR 3.0, 95% CI, 1.0 – 10.0). A major contributing factor to pocket infection rate was whether the site also employed guideline recommended preoperative intravenous antibiotics (IV ABX) alongside use of an antibacterial envelope; sites utilizing IV ABX on ≥80% of their patients had significantly lower infection rates than sites that used it on <80% of their patients (0.8% vs. 5.6%, p=.008). There were no reports of device migration in the total dataset. These results were presented and published as separate sub-analyses of the dataset at multiple national conferences between 2017 – 2022, and collectively in a recent publication, and highlight the importance of evaluating real world evidence for CIED envelopes, and conjunctive use alongside other guideline recommendations for high infection risk patients. We believe the low rates of CanGaroo Envelope complications observed in the CARE and SECURE Studies support the safety of the product when used clinically in human CIED implantation.

CARE Plus Study

The CARE Plus Study was a single-center, post-market, retrospective cohort study to evaluate outcomes in patients who received a biologic CanGaroo Envelope, Medtronic’s non-biologic TYRX envelope, or no envelope during CIED implantation. Adverse patient outcomes and any adverse events that occurred following implantation out to 12 months were analyzed.

The results of 455 patients (165 CanGaroo, 219 TYRX and 71 no envelope) were published in Cureus in May 2022. The results indicated that most patients with at least two infection risk factors received an antibacterial envelope (77.9% any envelope vs. 52.1% no envelope, p<.001). The overall rate of adverse events was 9.2% (n = 42). Rates of pocket infection (0.4%) and hematoma (2.6%) were low, with no significant differences between groups in overall or individual adverse event rates. We believe these data support the use of antibiotic eluting CIED envelopes to limit infection risk in high-risk patients. A decision tree was proposed by the author based on their patient selection criteria for real world envelope usage and other supporting data that may aid clinical decision-making when considering CIED envelope usage.

HEAL Study

The HEAL Study is an ongoing retrospective cohort study of CIED patients who are presenting for their latest reoperation after a previous implantation that is designed to identify and compare the characteristics of soft tissue healing surrounding cardiovascular implantable electronic device implants. As of December 31, 2022 there were 45 patients enrolled. Patients evaluated in the study will be from one of three cohorts based on whether a biologic CanGaroo Envelope, Medtronic’s non-biologic TYRX Envelope, or no envelope was used during the prior implantation. At reoperation, the current implant pockets of the patients will be examined and compared by a blinded histological biopsy and visually using photographs.

An interim analysis was performed in May 2022 on 21 patients that were enrolled at the time (9 CanGaroo and 12 no envelope) as of a cutoff date of April 25, 2022, and the results were presented as a poster at the American Heart Association (AHA) Conference in November 2022 and published in Circulation. The CanGaroo cohort required 63% fewer capsulectomies, and treating physicians scored capsular lead adhesion classification as significantly less severe than the no envelope cohort (p=.02). On a 10-point scale, physicians scored CanGaroo reoperations as significantly less difficult in generator mobilization (39% easier, p=.04), lead mobilization (43% easier, p=.01), and overall procedural difficulty (45% easier, p=.01). On average, CanGaroo capsules were found via blinded histologic assessment to have a 39% thinner fibrotic capsule compared to the no envelope capsules (p=.05). Although the study is ongoing, we believe these interim results suggest that use of a biologic CanGaroo Envelope at initial CIED implantation has the potential to prevent operative complications, facilitate reoperative procedures, and enhance clinical outcomes.

CanGaroo S-ICD Pilot Study

A retrospective, single-center, post-market pilot study was designed to evaluate whether low voltage lead impedance (LVZ), as routinely measured by subcutaneous implantable cardioverter defibrillators (S-ICDs), could be a clinically relevant assessment. These devices sense changes in impedance, which could be influenced by fibrotic tissue surrounding the S-ICD. Such encapsulation could complicate future procedures for patients.

LVZ changes from 0 to 4 years post implantation of a S-ICD were analyzed in 24 patients, half of whom received CanGaroo Envelope and half received no envelope. LVZ measurements reliably detected changes in impedance over time and between groups. After an initial decrease in both groups in the first month, impedance changes appeared to increase more slowly in the CanGaroo cohort compared to patients in the no envelope cohort out to 30 months. The data, presented at the European Society of Cardiology 2022 Congress and published in European Heart Journal, suggest that LVZ may provide a non-invasive assessment of surrounding tissue quality.  Further study is needed to determine whether use of a CanGaroo Envelope may stabilize impedance changes long-term.

CanGaroo Registry Study

The CanGaroo Registry Study is a prospective, multi-center registry with 500 patients enrolled (329 CanGaroo and 171 no envelope) as of December 31, 2022. The objective is to explore clinical profiles, procedural details, and post-implant outcomes of patients who received the CanGaroo Envelope or no envelope at time of initial (de novo) CIED implantation. All patients will be followed for three months postoperatively, and a subgroup of patients aged 65 years or younger at time of enrollment will undergo extended follow-up for up to five years.

Soft Tissue Reconstruction

Pre-clinical Studies

In vitro studies were conducted to evaluate and compare SimpliDerm to native human dermis and two other commercially available HADMs, in terms of morphological structure, composition, physical characteristics and chemical and thermal stability. Histology slides of SimpliDerm and native dermal matrix were examined microscopically, using three different stains. Stained samples of SimpliDerm retained the collagen structure (density and orientation), elastin, blood vessels and basement membrane complex that was observed in the native dermal matrix. Transmission electron microscopy demonstrated intact collagen fibril structures in native dermis and SimpliDerm, supporting the conclusion that the decellularization process used to produce SimpliDerm did not damage the ultrastructural architecture of the collagen matrix.

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

Clinical Studies

A retrospective, multi-center study evaluating patients who have undergone breast reconstruction post-mastectomy with SimpliDerm and patients receiving other HADMs was published. A total of 107 patients (181 breasts) who underwent immediate, 2-stage breast reconstruction with tissue expanders and either SimpliDerm (n=38) or AlloDerm RTU (n=69) after mastectomy, were followed to exchange to permanent implant(s) or tissue expander(s) explant. Reconstructions were predominantly prepectoral (82.3%). Patients were followed for a median of 134 days. A total of 35 adverse events (AEs) occurred in 27 (25.2%) patients, with no difference in AE type or rates between ADM groups, and no AEs deemed related. The observed AE profiles and rates were similar to those published for other ADMs in breast reconstruction. These results demonstrate comparable clinical outcomes of SimpliDerm and AlloDerm RTU following 2-stage breast reconstruction.

Orthobiologics

Pre-clinical Studies

In vitro and in vivo characterization studies were conducted to compare whether the manufacturing processes for our viable bone matrices improve certain product characteristics versus traditional viable bone matrix manufacturing processes. The characteristics evaluated addressed the three key elements for bone formation: osteogenesis, osteoconduction and osteoinduction. The assays included those for apoptosis, cell proliferation, osteogenic potential and osteoinduction, as well as for specific bone morphogenic proteins, bone formation factors, alkaline phosphatase and chemotaxis. Compared to viable bone matrices prepared with traditional processing methods, our viable bone matrices were superior in all of the characteristics examined, including less cell death. For example, our viable bone matrix formulations exhibited 58% less apoptosis and had a two-fold greater cell proliferation capability as compared to allografts processed by traditional methods, suggesting greater osteogenic potential. One particular viable bone matrix formulation was tested for osteoinductive properties and was observed to have at least four-fold higher levels of bone morphogenic protein-2 and bone morphogenic protein-7 than traditionally processed allografts. An alkaline phosphatase (“ALP”) assay was used as an indicator to determine cellular activity after exposure to C2C12 cells, which are model cells used for evaluating differentiation to bone forming cells. The ALP activity of cells exposed to this viable bone matrix formulation was 6-fold greater than traditionally processed allografts.

Clinical Studies

A prospective, multi-center, post-market clinical study was conducted to evaluate outcomes in 95 patients undergoing 1 – 3 level cervical (n=48) or lumbar (n=47) interbody fusion surgery using ViBone. Patients were evaluated clinically and radiographically at baseline, 6- and 12-months. Clinical assessment included Visual Analog Scale for pain (VAS-pain), the Neck Disability Index (NDI) for patients with cervical pathologies, and the Oswestry Disability Index (ODI) for patients with lumbar pathologies. Fusion success defined by an independent radiologist was determined radiographically by plain films. All patients reached the minimum clinically significant mean reduction in subjective pain and disability scores at 12 months. Spinal fusion rates as measured by independent radiologic evaluation were found to be comparable to the published rates of iliac crest bone autograft and other viable bone matrix grafts: at 12 months, the fusion rate per patient averaged 88.1% in cervical and 97.6% in lumbar patients, while per-level fusion was 98.5% for cervical and 100% for lumbar segments.

Competition

We operate in highly competitive markets that are subject to rapid technological change. Success in these markets depends on product efficacy, ease of product use, product price, availability of payor coverage and adequate third-party reimbursement, customer support services for technical, clinical and reimbursement support and customer preference for, and loyalty to, the products.

We believe that the demonstrated clinical efficacy of our products, the breadth of our product portfolio, our in-house customer support services, our customer relationships and our reputation offer us advantages over our competitors.

Our products compete primarily with implantable electronic device envelopes and other cardiovascular repair products, other orthobiologics and human-derived acellular dermis products. The CanGaroo Envelope competes with the synthetic envelope TYRX from Medtronic. ProxiCor, Tyke and VasCure compete with bovine pericardium produced by numerous companies, including Gore’s Goretex and Terumo’s Vascutek. Fiber VBM, ViBone and OsteGro V compete with other viable bone matrices, such as Smith & Nephew’s Bio4, MTF’s Trinity ELITE, NuVasive’s OsteoCel, Vivex Biologics’ VIA Graft and LifeNet Health’s ViviGen. SimpliDerm competes primarily against human-derived acellular dermis matrix meshes, including AbbVie’s AlloDerm, Stryker’s DermACELL and MTF’s FlexHD. SimpliDerm also competes against animal-derived biological mesh products, such as AbbVie’s Strattice and Integra’s SurgiMend, as well as various synthetic mesh products.

We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

Our competitors’ products in the soft tissue repair market have been approved or certified and available for use for multiple years. During this time, private payors have developed policies for coverage based on available data and literature. Third-party payors generally do not currently cover SimpliDerm or procedures using SimpliDerm.

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

Sales and Marketing

We have dedicated substantial resources to establishing a multi-faceted sales and marketing organization in the United States. We sell CanGaroo in the United States using our direct sales force and our commercial partners, Boston Scientific and Biotronik, which act as sales agents, marketing CanGaroo and obtaining orders, and give us access to approximately 1,200 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Under the terms of these agreements, Boston Scientific and Biotronik receive a commission equal to a specified dollar amount per unit sold. Our additional cardiovascular products, ProxiCor, Tyke and VasCure, are sold using our direct sales force and other independent sales agents. Our commercial approach to the orthobiologics market has been to leverage commercial partners with existing sales and marketing infrastructure in these areas, while we focus on research and development and the manufacturing of products. We currently have an agreement with many commercial partners for the sale of our viable bone matrix products. Under the terms of those agreements, these commercial partners purchase products from us at specified prices and resell such products in the United States to the primary customers, which are hospitals and other healthcare facilities. We fulfill most orders from our commercial partners by shipping these products directly to these hospitals and other healthcare facilities. SimpliDerm, our women’s health product, is sold using independent sales agents which beginning in March 2023, includes Sientra. We may also explore additional distribution partnerships across our other product categories.

As of December 31, 2022, we had 24 direct sales representatives who focus on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. These sales representatives are supported by teams of professionals focused on sales management, sales operations, ongoing training, analytics and marketing.

We have historically focused our market development and commercial activities primarily in the United States. However, we have obtained marketing registrations, developed commercial and distribution capabilities and are currently selling CanGaroo and cardiovascular products in several countries outside of the United States. Independent sales agents in Argentina, Australia, the European Economic Area, the European Union, Latin America and Mexico sell our products. Sales generated in the United States represented greater than 98% of our net sales in 2022.

Research and Development

Our research and development team has extensive experience in developing regenerative medicine products and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times, and, as a result, reduce costs. We have recruited and retained staff with significant experience and skills, gained through both industry experience and training at leading colleges and universities. In addition to our internal staff, our external network of development laboratories, testing laboratories and physicians aids us in our research and development process.

Manufacturing and Suppliers

We manufacture our orthobiologics and soft tissue reconstruction products in our Richmond, California facility. We manufacture CanGaroo and our cardiovascular products in our Roswell, Georgia facility and use Cook Biotech as our sole porcine tissue supplier for these products. We have significant expansion capabilities in our in-house manufacturing facilities. Cook Biotech has previously successfully expanded and, we believe, is well-positioned to support future expansion. However, they are our sole source, and we cannot guarantee that an interruption in supply will not occur. If necessary, we could engage an alternate supplier or set-up, validate and gain regulatory authorization to manufacture these products in our own facilities, although it would require significant time, expense and regulatory clearance.

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

Manufacture of all of our products is dependent on the availability of sufficient quantities of source tissue, which is the primary component of our products. Source tissue includes porcine tissue and donated human tissue. We acquire donated human tissue directly through tissue procurement firms engaged by us. Cook Biotech, our sole porcine tissue supplier, is registered with the FDA and ISO 13485 certified. Our processing of these tissues is, and our supplier sources are required to be, compliant with applicable FDA current Good Tissue Practice (“cGTP”) regulations, AATB standards, international standards and U.S. Department of Agriculture (“USDA”) requirements.

Intellectual Property

We rely on a combination of patents, trademarks, confidentiality agreements and security procedures to protect our proprietary products, preservation technology, trade secrets and know-how. We believe that our patents, trade secrets, trademarks and technology licensing rights provide us with important competitive advantages. We have also obtained additional rights through license agreements for additional products and technologies. As of December 31, 2022, we owned approximately 15 U.S. patents, seven U.S. patent applications, six foreign patents (in Australia, Germany, Spain, France, Great Britain and Italy), and four foreign patent applications (in Australia, Canada, and Europe, as well as applications with the World Intellectual Property Organization); and we in-licensed three U.S. patents, 12 foreign patents (in Australia, Canada, Japan, Denmark, Germany, Great Britain, Ireland, Italy and the Netherlands), and two U.S. and five foreign patent applications (in Brazil China, Japan as well as an application with the European Patent Office). Our owned patent portfolio includes 14 U.S. patents and six U.S. patent applications that relate to our technology for CanGaroo, including issued claims covering biological envelopes and pending claims covering their use. In addition, we own one patent that relates to our technology for SimpliDerm that claims a method of preparing an acellular dermal matrix. Excluding any patent term extension, our issued patents relating to our technology for CanGaroo are anticipated to expire starting in 2027, and our issued patent that relates to our technology for SimpliDerm is anticipated to expire in 2033. There can be no assurance that any pending patent applications will ultimately be issued as patents. We do not own or in-license any patents or patent applications covering our other products.

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

In addition, the term of individual issued patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. The life of a patent, and the protection it affords, is therefore limited and once the patent lives of our issued patents have expired, we may face competition, including from other competing technologies. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. Any such patent term extension can be for no more than five years, only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug or biological product, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the future, we expect to apply for patent term extensions on certain issued patents covering our products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For more information, see Part I, Item 1A. “Risk Factors - Risks Related to Intellectual Property.”

As of December 31, 2022, we had 17 registered trademarks and one pending trademark application worldwide, including trademark registrations for “Aziyo,” “CanGaroo,” “ProxiCor,” “Tyke,” “VasCure,” “ViBone,” “OsteGro” and “SimpliDerm” in the United States, and trademark registrations for CanGaroo in the European Union, United Kingdom and Japan.

We have confidentiality agreements with our employees, consultants, independent sales agents and third-party vendors to maintain the confidentiality of our trade secrets and proprietary information. There can be no assurance that the obligations of our employees, consultants, independent sales agents and third parties, with whom we have entered into confidentiality agreements, will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information if there is unauthorized use or disclosure, or that our trade secrets or proprietary information will not be independently developed by our competitors. See Part I, Item 1A. “Risk Factors - Risks Related to Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

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

As consideration for the license, we paid Cook Biotech a $200,000 license fee in 2018 and a $100,000 license fee in years 2019 through 2022, and are responsible for a yearly license fee of  $100,000 until 2026. Upon a change in control transaction, which includes an acquisition of 50% or more of our then outstanding capital stock, we will be obligated to pay Cook Biotech the total amount of all license fees that have not yet been paid within a specified period after the consummation of such change in control transaction.

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

None of our products are currently marketed pursuant to a PMA.

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

FDA Regulation of HCT/Ps

Certain of our products, including certain of our spinal and orthopedic products are regulated by the FDA as HCT/Ps, which may be regulated under Section 361 of the PHSA, which among other things, authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, and Good Tissue Practice when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting, among other applicable requirements and laws. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, Biologics License Application (“BLA”) submissions, or other premarket authorization from the FDA to be legally marketed in the United States. However, to be regulated as a Section 361 HCT/P, the product must, among other things, be “minimally manipulated,” which for structural tissue products, means that the manufacturing processes do not alter the original relevant characteristics of the tissue relating to the tissue’s utility for reconstruction, repair, or replacement. For cells or nonstructural tissue products, “minimal manipulation” means that the manufacturing processes do not alter the relevant biological characteristics of cells or tissues. A Section 361 HCT/P must also be intended for “homologous use,” which refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. The HCT/P must also either have no systemic effect and not be dependent upon the metabolic activity of living cells for its primary function or, if it has a systemic effect, be intended for autologous use, for allogeneic use in a first-degree or second-degree blood relative, or for reproductive use. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike 361 HCT/Ps, HCT/Ps regulated as “351” HCT/Ps are subject to premarket review and approval by the FDA.

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

Regulation of Medical Devices in the European Union

The European Union (“EU”) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). We have CE mark for four of our cardiovascular products and in January 2021, we obtained certification for updated labeling of our CanGaroo Envelope to allow for the addition of the antibiotic gentamicin. Our current CE certificates have been granted under the Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

Medical Devices Directive

Under the Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law.

The EU Medical Devices Regulation became effective on May 26, 2021. Devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no substantial modification must be made to the device. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below. Recently, the European Parliament voted to extend the Medical Devices Regulation (MDR) transition period. The conformity assessment process for MDR needs to be completed by the end of 2027 for high-risk devices and the end of 2028 for lower-risk devices. Our products for implantation would be in the category of high-risk devices.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The EU Medical Devices Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Medical Devices in the United Kingdom

The Medicines and Healthcare products Regulatory Agency ("MHRA''), is now the standalone regulator in the United Kingdom (“UK”). Although the UK and EU have now reached an agreement on its future trading relationship (implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, ("TCA")), the agreement does not cover all regulatory areas regarding medical devices, which may be subject to future bilateral discussions going forward and could further change the relationship between the UK and the EU in this regard.

EU laws which were directly applicable before the end of the transitional period or have been transposed into UK law through secondary legislation continue to be applicable as "retained EU law." However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU Medical Devices Regulation is not applicable. The UK government has introduced a new Medicines and Medical Devices Act which seeks to address regulatory gaps through implementing regulations and delegated powers covering the fields of human medicines, clinical studies of human medicines, and medical devices.

Significantly, under the TCA there is no mutual recognition of regulatory regimes and certifications between the EU and the UK. Since January 1, 2021, all medical devices placed on the market in the UK must be registered with the MHRA. Manufacturers based outside the UK will also need to appoint a UK Responsible Person (which may be an individual or a corporate entity). Only a manufacturer established in the UK or a UK Responsible Person will be able to place a device on the market in Great Britain. Under the terms of the Ireland/Northern Ireland Protocol, products placed on the market in Northern Ireland will continue to be subject to the EU regulatory regime.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence  as  medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the UK Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid certification issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the EU Medical Devices Directive could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment ("UKCA") mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2024, products which do not have existing and valid certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain (England, Scotland and Wales) and continues to be based on EU law.

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

Anti-Bribery Laws

Our international operations are subject to compliance with a variety of complex foreign and United States laws that increase our costs of doing business in internal jurisdictions and could expose us or our employees to fines and penalties in the United States and abroad. Among others, we are subject to the United States Foreign Corrupt Practices Act of 1977 (the “FCPA”), which prohibits us, our officers, directors, employees, shareholders and agents acting on our behalf from offering, promising, authorizing or making corrupt payments to foreign officials for the purpose of influencing official decisions or securing an improper advantage to obtain or retain business.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny, including increasing legislative and enforcement interest, over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Individual states in the United States have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Human Capital

As of December 31, 2022, we had 164 employees, with nearly 100% of whom were full-time employees. We believe our employee relations are good.

Diversity, Equity and Inclusion

We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative products to patients in need. As of December 31, 2022, 43% of our workforce and 37% of our leadership (at the director level and above) were female. In addition, as of December 31, 2022, 59% of our workforce were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

Recruiting and Retention

We believe that we have been successful in attracting and retaining qualified personnel with the appropriate background and skills to support our business and its growth. We monitor recruiting efforts using a variety of metrics such as internal placement rates, employee referrals, information on the retention of business critical hires, and the percentage of budgeted openings filled on time and on budget. We also track voluntary and involuntary turnover rates. Although we believe our recruiting efforts have been successful to date, headcount reductions taken as part of cost saving initiatives and as our business strategy evolves may negatively impact our ability to attract qualified personnel in the future.  See Part I. Item 1A. Risk Factors -  Risks Related to Our Business - Our success depends on our ability to retain and motivate key management personnel and other employees and consultants, to attract, retain and motivate additional qualified personnel and to effectively navigate changes in our senior management team.”

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

After the recall, we worked with the U.S. Food and Drug Administration (“FDA”) and the U.S. Centers for Disease Control and Prevention (“CDC”) to identify and secure all unused product, ascertain the medical status of patients treated with the recalled product, understand whether there is any relationship between the post-surgical infections and the recalled product lot and determine the medical cause of these infections.

We identified the 154 units comprising the single product lot in question. Based on information from the CDC, 136 units within this product lot were implanted into 113 patients and the remaining 18 units were returned to either us or the CDC. The CDC advised us that the CDC, working with state health agencies, contacted all patients treated with the recalled lot of FiberCel to help ensure they were directed to appropriate medical treatment and informed us that all patients were started on standard four-drug treatment for tuberculosis.

Samples of the recalled product underwent PCR analysis by a lab contracted by the CDC and tested positive for the presence of Mycobacterium tuberculosis. Cell culture testing of the recalled product was also conducted by the same lab that showed the presence of Mycobacterium tuberculosis, and this testing corroborated the PCR testing results.  Twelve lots of FiberCel produced both before and after the single donor lot at issue underwent PCR analysis and cell culture testing and all tested negative for Mycobacterium tuberculosis. Based on these findings, we have no reason to believe that other units of FiberCel were affected.

As part of our cooperation with the FDA and CDC and our efforts to conduct a prompt and fulsome investigation into this matter, we reviewed the processes for screening donors and producing FiberCel and did not identify any deviations from our established protocols, which are designed to comply with industry standards established by the American Association of Tissue Banks (“AATB”) as well as applicable FDA requirements and guidelines.

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

To help ensure the safety of future production lots, we implemented a number of potential safeguards against Mycobacterium tuberculosis that we believe exceed applicable industry standards and currently available FDA-approved testing.  We have implemented additional donor screening procedures to include screening for any donor utilizing hemodialysis for an extended period of time and to request additional background and information on any time spent by the donor outside the United States.  In addition, we developed and utilize a methodology for testing processed viable cell bone matrix tissue products for Mycobacterium tuberculosis as a further enhancement to our donor screening.  As far as we are aware, there are no commercially available testing methods authorized by the FDA for detecting the presence of Mycobacterium tuberculosis in these products. For an update on the legal proceedings related to the FiberCel Recall, see Part I, Item 3, “Legal Proceedings” and Note 17 to the  consolidated financial statements included elsewhere in this Annual Report.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge under the Investor Relations section of our website at www.aziyo.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or available through our website is not incorporated into this Annual Report.

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

Item 1A.        Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report, including our consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment in our common stock. Our business, financial condition, results of operations and prospects could be materially and adversely affected if any of these risks occur, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties, and our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. See “Forward-Looking Statements.”

Risks Related to Our Business

We have incurred operating losses and may continue to do so for the near-term future, and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2022 and 2021, we had net loss of $32.9 million and $24.8 million, respectively. We expect our losses to continue for the foreseeable future, and these losses will continue to have an adverse effect on our financial position. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, including our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGaroo RM and successfully commercialize this product, we are unable to predict when we will become profitable. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, negatively affect the value of our securities and our ability to raise capital and continue operations.

Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets  could adversely affect our business, financial condition, results of operations and liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including any recession, economic slowdown or disruption of credit markets. During the year ended December 31, 2022, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. These events, and any financial crisis that may occur in the future, could make it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. As a result, hospitals and healthcare systems may curtail and reduce capital and overall spending, which may have a significant adverse effect on our business. In addition, the current economic downturn related to the COVID-19 pandemic has resulted and may continue to result in, and any economic downturn that may occur in the future may also result in, higher unemployment and a reduction in the number of individuals covered by private insurance, which may result in an increase in the cost of uncompensated care for hospitals. Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as U.S. Medicaid or Medicare. As economic conditions deteriorate, any significant shift in coverage for the unemployed may have an unfavorable impact on our business.

In addition, we maintain our cash and cash equivalents in accounts with financial institutions that exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, we could lose our deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

In addition, the current volatility in the capital and credit markets could impede our access to capital. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses since our inception in 2015. For the year ended December 31, 2022, we had net losses of $32.9 million and as of December 31, 2022, we had an accumulated deficit of $138.0 million. To date, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities and sales of our products and, more recently, with proceeds from offerings and sales of our Class A common stock. We have devoted the majority of our resources to acquisition and integration, manufacturing costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and commercial partners in order to expand our presence and to promote awareness and adoption of our products.

We expect that our operating expenses will continue to increase as we expand our product development and clinical and research activities, and incur additional costs associated with being a public company. Our ability to achieve profitability will depend on our ability to generate sales from existing or new products sufficient to exceed our ongoing operating expenses and capital requirements. Because of the numerous risks and uncertainties affecting product sales and our ongoing commercialization and product development efforts, we are unable to predict with any certainty whether we will be able to increase sales of our products or the timing or amount of ongoing expenditures we will be required to incur. Sales of our products, as well as meaningful reductions, suspensions or discontinuations of such sales (such as that involving FiberCel), may not offset our operating expenses. As a result, we expect to continue to incur operating losses in the future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. As a result, we anticipate that we will need additional funding to support our continuing operations and pursue our growth strategy. In order to mitigate the current and potential future liquidity issues, we may seek to raise capital through the issuance of common stock, restructure our Revenue Interest Obligation (as defined below) or pursue asset sale or licensing transactions.  However, such transactions may not be successful and we may not be able to raise additional equity, refinance our Revenue Interest Obligation, or sell or license assets on acceptable terms, or at all. As such, there can be no assurance that we will be able to continue as a going concern.

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

If we are not successful in expanding our indications and developing, acquiring and commercializing new products and product enhancements, our ability to increase our net sales may be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology or other innovation. On March 16, 2023, we received a NSE determination from the FDA for CanGaroo RM, requiring us to address additional items relating to drug testing in furtherance of potential market clearance. If we are not able to obtain FDA regulatory clearance for this product candidate within our planned timeline, if at all, our ability to commercialize this product and generate sales therefrom will be adversely impacted.  Even if we are successful in obtaining the required regulatory clearance, there can be no assurances that we will be able to achieve market acceptance or that we will able to realize the intended benefits from commercializing this product candidate.  In addition, we will be required to invest additional time and resources to address the outstanding items and provide the additional data requested to FDA, which could divert management’s attention from core business and result in additional research and development expenses.

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

We currently rely on the efforts of our commercial partners and independent sales agents to generate a substantial portion of our net sales, and we expect to continue to rely on these third parties to generate a substantial portion of our net sales in the future while we work to grow our direct sales force. For example, we have commercial agreements with major medical device companies, including Boston Scientific, Biotronik and beginning in March 2023, Sientra. As a result, the impairment or termination of these relationships for any reason, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, has and could in the future materially and adversely affect our ability to generate revenue and profits. Because our commercial partners and independent sales agents control the relationships with our end customers, if our relationship with any commercial partner or independent sales agent ends, we will likely also lose our relationship with their customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representatives and other employees of our commercial partners and independent sales agents to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our commercial partners and independent sales agents do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with a partner. Because we do not control the sales representatives and other employees of our commercial partners, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we do not have staff in many of the areas covered by our commercial partners and independent sales agents, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our commercial partners and independent sales agents, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our commercial partners and independent sales agents that are beyond our control could adversely impact sales in that territory or result in harm to the reputation of the Company or our products or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our commercial partners and independent sales agents would make it difficult for us to replace a commercial partner or independent sales agent we believe is underperforming.

In order to increase our sales, we intend to develop relationships and arrangements with additional commercial partners and/or independent sales agents, which we may not be able to do on commercially reasonable terms or at all. If we are unable to establish new commercial partner and independent sales agent relationships and maintain our relationships with our existing commercial partners and independent sales agents, in each case, on commercially reasonable terms, we will be unable to increase sales of our products, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

In addition, certain of our commercial partners may, from time to time, account for a significant portion of our net sales and/or accounts receivable. Sales to one of our commercial partners accounted for 11% of our net sales during the year ended December 31, 2022 and represented 12% of our accounts receivable as of December 31, 2022. As previously disclosed, in December 2021, we terminated our distribution agreement with Medtronic, which accounted for 11% of our net sales during the year ended December 31, 2021, as a result of our voluntary recall of our FiberCel product.

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

Our revenue and profitability could be materially and adversely affected if we fail to maintain our relationships with our existing contract manufacturing customers or enter into agreements with new contract manufacturing customers, or if existing contract manufacturing customers reduce purchases of our products. Our relationships with these customers also subject us to certain risks.

Our contract manufacturing operations are an important component of our business, enabling us to utilize as much as possible of the human biological material from which we produce our core orthopedic/spinal repair and soft tissue reconstruction products, leverage our existing overhead and improve our cash flow. In addition, we have historically generated a significant portion of our total net sales from these sales, with such sales representing approximately 26.1% and 20.7% of our total net sales for the years ended December 31, 2022 and 2021, respectively. If we are unable to maintain our relationships and contracts with our existing contract manufacturing customers and establish relationships with new contract manufacturing customers on terms that are favorable to us, or if our existing contract manufacturing customers materially reduce their purchases of our products, our sales and profitability may be adversely affected.

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

Our business has been, and may continue to be, adversely affected by the COVID-19 pandemic, and we may be adversely affected by any future pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide.

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact.  The COVID-19 pandemic negatively impacted our business, financial condition and results of operations by intermittently decreasing and delaying the number of procedures performed using our products, as healthcare organizations in the United States prioritized the treatment of patients with COVID-19 or otherwise altered their operations to prepare for and respond to the pandemic. The COVID-19 pandemic has also adversely impacted the initiation, continuation and completion of our clinical studies by, for example, intermittently delaying procedures using our products or reducing the number of patients, healthcare providers or clinical facilities available or willing to participate in the clinical studies. These delays have resulted in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether. We have experienced and may in the future experience these or other disruptions from the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease that could reduce our net sales in the future and negatively impact our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic or any future pandemic, epidemic or outbreak of an infectious disease impacts our business, will depend on future events and developments, which are highly uncertain and cannot be predicted, including the severity and spread of the disease and the effectiveness of actions to contain the disease or treat its impact and the emergence of new variants, among other developments.

Our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products.

We focus our sales, marketing and training efforts on physicians, surgeons and other healthcare professionals. The acceptance of our products depends in part on our ability to educate these individuals as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies. We support our direct sales force, commercial partners and independent sales agents through in-person and online educational programs, among other things. We also produce and distribute marketing and educational materials, including materials outlining our products, for our sales teams using printed, video and multimedia formats. However, our efforts to educate physicians, surgeons and other healthcare professionals regarding our products may not be successful, particularly with respect to our orthobiologics products in light of the recent events involving the FiberCel Recall, and in markets where we rely exclusively on the efforts of our commercial partners and independent sales agents. If we do not adequately educate physicians, surgeons and other healthcare professionals about our products, as well as any adverse events involving these products, our products may not gain or maintain market acceptance, which may adversely affect our business, financial condition and results of operations.

Our success depends on the continued and future acceptance of our products by the medical community.

Even if we are able to increase awareness of our products among healthcare professionals, there can be no assurance that this will translate into greater acceptance of our products by the medical community. We believe physicians, surgeons and other healthcare professionals will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other available methods. In light of the events surrounding the FiberCel Recall, described in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report, such positive evaluation of our Bone Repair products may become more challenging. Physicians also are more interested in using cost-effective products as they face increasing cost-containment pressure. In general, physicians may be slow to change their medical treatment practices and adopt our products for a variety of reasons, including, among others:

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

We may need to continue to expand our organization and managing growth may be more difficult than we expect.

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

Outside of the United States, centralized governmental healthcare authorities may exert pricing pressures in an effort to lower healthcare costs. Implementation of healthcare reforms and competitive bidding contract tenders may limit the price or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower-cost products or other therapies for our products. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.

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

We do not have redundant facilities. We manufacture our human tissue-based products at our facility in Richmond, California. The SIS ECM biomaterial used in our medical device products are manufactured by Cook Biotech at their facility in West Lafayette, Indiana and converted to a finished product at our facility in Roswell, Georgia. Regulatory approvals or certifications of our products are limited to one or more specifically approved manufacturing facilities. As a result, if we fail to produce enough of a product at a facility, or if any of our production facilities were to be shut down or otherwise become unavailable for any reason, finding alternative manufacturing capabilities and obtaining the necessary regulatory approvals or certifications would require a considerable amount of time and expense and would cause a significant disruption in service to our customers.

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

A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or supplies, could have a material and adverse effect on our business, financial condition, results of operations and cash flows. One or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing of equipment, supplies, products or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner, and could have a material adverse effect on our business, financial condition and results of operations. Any casualty, natural disaster or other disruption of any of our sole-source suppliers’ operations, for example due to a COVID-19 infection of employees of the supplier, or any unexpected loss of any existing exclusive supply contract, could have a material adverse effect on our business, financial condition and results of operations. In addition, if a change in manufacturer results in a significant change to any product, a new 510(k) clearance from the FDA or similar international regulatory authorization, or certification may be necessary before we implement the change, which could cause substantial delays.

Certain of our products are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business, financial condition and results of operations.

The products we manufacture for the orthobiologics and soft tissue reconstruction markets require that we obtain human tissue. The success of our business depends, in part, on the availability of tissue from human donors. Any inability to obtain tissue from our sources will interfere with our ability to effectively meet demand for these products. The recovery of human tissue for our products is very labor-intensive, and it is, therefore, difficult to maintain a steady supply stream. In addition, the availability of acceptable donors is relatively limited and may be impacted by regulatory changes, general public opinion of the donation process and the reputation of our company and the third-party procurement firms with which we partner to manage the donation process. Media reports or other negative publicity concerning both improper methods of tissue recovery from donors and disease transmission from donated tissue, including bones and dermis, may limit widespread acceptance of our products. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies and donated tissue use. Potential patients may not be able to distinguish our products, technologies and tissue recovery and processing procedures from others engaged in tissue recovery. In addition, unfavorable reports about us or any of our third-party procurement firms may make families of potential donors or donors themselves, from whom we are required to obtain consent before processing tissue, reluctant to agree to donate tissue to for-profit tissue processors. For the year end December 31, 2022, we received donated tissue from seven third-party procurement firms, including one third-party procurement firm that supplied 52% of the donors received during the year. Any disruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel within a reasonable period of time, on commercially reasonable terms or at all, which would have a material adverse effect on our business, financial condition and results of operations.

Increased prices for raw materials or supplies used in our products could adversely affect our business, financial condition and results of operations.

Our profitability is affected by the prices of the raw materials and supplies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, delivery costs, competition, import duties, excises and other indirect taxes, currency exchange rates and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payors, we may be unable to pass along cost increases for key supplies or raw materials through higher prices to our customers. If the cost of key supplies or raw materials increases, and we are unable to fully recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials and supplies that cannot be recovered through productivity gains, price increases or other methods could adversely affect our business, financial condition and results of operations.

If we are not able to accurately forecast demand for our products and manage our inventory, our margins could decrease and we could lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

While we must maintain sufficient inventory levels to operate our business successfully and meet customer demand for our products, we must be careful to avoid amassing excess inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our products. Demand for our products can change, and has changed, rapidly and unexpectedly, including during the time between when raw materials are ordered from our suppliers and the finished product is offered for sale. Our ability to accurately forecast demand for our products could be negatively affected by a number of factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions, reimbursement or regulatory matters and weakening of economic conditions. Inventory levels that exceed the demand for our products may result in inventory write-downs or write-offs, which would adversely affect our gross margins. For example, since our launch of SimpliDerm 2019, evolving demand for different dimensions of the product have periodically resulted in excess inventory write-downs.  Conversely, if we underestimate demand for our products, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us or at all, and suppliers or our third-party manufacturer may not be able to allocate sufficient capacity in order to meet our increased requirements. As a result, we may not be able to meet customer demand for our products, resulting in lost sales and potential damage to our reputation and customer relationships, any of which would adversely affect our business, financial condition and results of operations.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. For example, since the voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix was issued, and as of February 17, 2022, we have received notice of 107 separate lawsuits or claims alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations.  We have settled 26 of these lawsuits for a total of approximately $7.3 million as of December 31, 2022 and continue to negotiate and attempt to resolve many of these cases.  Of these settled matters, 11 cases were both settled and paid as of December 31, 2022 for a total cash outlay of $3.6 million. For the remaining 81 cases for which settlements have not been reached, we estimated a probable loss related to each case and have recorded a liability at an estimated amount of $13.7 million for a total estimated liability at December 31, 2022 of $17.4 million, which is recorded as Contingent Liability for FiberCel Litigation in the accompanying consolidated balance sheets included in this Annual Report. See Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report.

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

Our product liability insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance.  As of December 31, 2022, we have recorded insurance receivables of $13.8 million on our balance sheet in respect of our insurance coverage for the FiberCel Litigation product liability losses.  However, it is possible that future claims related to the FiberCel Litigation or other product liability claims could exceed the limits of, or be excluded from, coverage under our policy, and claims against us could also increase the cost of maintaining our coverage.  If these or other claims are excluded from our coverages, or if we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, or if we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. One or more product liability claims could have a significant adverse effect on our business, financial condition and results of operations.

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

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Quality and safety issues may occur with respect to any of our products, and our future operating results will depend on our ability to maintain an effective quality control system and effectively train and manage our workforce with respect to our quality system. The development, manufacture and control of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA, the competent authorities of the EU member states and similar foreign agencies. Compliance with these regulatory requirements, including but not limited to the FDA’s Quality System Regulation (“QSR”), current Good Manufacturing Practices (“GMPs”) and adverse events/recall reporting requirements in the United States and other applicable regulations worldwide, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and foreign regulatory authorities. If we fail to comply with our reporting obligations, the FDA, the competent authorities of the EU member states or other regulatory authority could take action, including issuance of warning letters and/or untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in the clearance of future products.

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

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. In January 2018, we recalled five of our allograft tissue implants because a pre-sterilized donor culture should have been disqualified, each of which had a negative effect on our business, financial condition and results of operations. In August 2019, we recalled and discarded certain production lots of CanGaroo from the market due to suture breakage.  Furthermore, in June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures, following our learning of post-surgical infections in patients treated with FiberCel, including some patients that tested positive for tuberculosis. This recall had a negative effect on our business, financial condition and results of operations and resulted in a number of lawsuits filed against us as discussed below under “— We face significant litigation related to FiberCel.” Any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, may also negatively affect our business, financial condition and results of operations, and this effect may be material.

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

We have been named in multiple lawsuits alleging that the plaintiffs contracted tuberculosis and are suffering substantial adverse symptoms following the implantation of FiberCel during spinal fusion operations.  See Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report.  We have incurred and will continue to incur costs to defend these lawsuits. Furthermore, these proceedings are still expected to continue for the reasonably foreseeable future, and we cannot predict the course the proceedings will take or their ultimate outcome.

As discussed above under “-- We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance”, we have recorded a total estimated contingent liability of $17.4 million related to the resolution of all FiberCel lawsuits and claims and have recorded insurance receivables of $13.8 million in respect of our insurance coverage for the FiberCel Litigation product liability losses, as well as related legal defense costs incurred as of December 31, 2022.  While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates and such differences may be material. In addition, this contingent liability excludes the future costs to defend against the lawsuits and claims. To the extent these costs are not recovered through insurance proceeds, such costs could also have a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

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

Other factors that may cause fluctuations in our quarterly and annual results include, among other things:

●	the timing of medical procedures using our products;
●	the announcement or introduction of new products by our competitors;
●	failure of government health benefit programs and private health plans to cover our products or to timely and adequately reimburse the users of our products;
●	the impact of the COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide that impacts the number of procedures being performed;
●	the rate of reimbursement for procedures using our products by government and private insurers;
●	whether our products are granted pass-through reimbursement status or included in the “bundled” reimbursement structure;
●	changes in purchasing patterns by our commercial partners or customers, or the loss of any significant customer or group of customers;
●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
●	changes in, or enactment of, new laws or regulations promulgated by federal, state or local governments;
●	changes in our supply or manufacturing costs;
●	cost containment initiatives or policies developed by government and commercial payors that create financial incentives not to use our products;
●	our inability to demonstrate that our products are cost-effective or superior to competing products;
●	our ability to develop new products;

●	the degree of competition in our industry and any changes in the competitive landscape;
●	discovery of product defects during the manufacturing process;
●	initiation of a government investigation into potential non-compliance with laws or regulations, or the initiation of a voluntary or involuntary recall with respect to one or more of our products;
●	sanctions imposed by federal or state governments due to non-compliance with laws or regulations;
●	general global economic conditions and political instability, such as the conflict between Russia and Ukraine; and
●	economic conditions specific to the healthcare industry.

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

As of December 31, 2022, we had $24.3 million of indebtedness outstanding, consisting of  $25.3 million outstanding under our SWK  Loan Facility (as defined under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”), net of  $1.0 million of unamortized discount and deferred financing costs, . In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million and certain milestone payments if sales of the acquired products exceed certain thresholds. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgment and Estimates  — Revenue Interest Obligation.”

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

In addition, the agreements governing our SWK Loan Facility contains, and any agreements evidencing or governing other future indebtedness may also contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:

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

In addition to these covenants, the agreement governing our SWK Loan Facility also contains two financial covenants, the first of which is measured quarterly, and requires us to achieve a specified minimum aggregate revenue (as defined therein) for the preceding 12-month period, and the second of which requires us to maintain a minimum liquidity (as defined therein) of the greater of $5.0 million and the sum of the operating burn (as defined therein) for the two prior consecutive fiscal quarters then ended. While we were in compliance with all covenants under the agreement as of December 31, 2022, there can be no guarantee that we will not breach these covenants in the future.

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

In addition, we may incur significant additional indebtedness in the future. Although the agreement governing our SWK Loan Facility contains restrictions on the incurrence of additional indebtedness by us, such restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above will increase.

Various events permit the lender under the SWK Loan Facility to terminate the agreement, following a cure period.  Such events include, without limitation, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Aziyo. If the lender were to terminate either the SWK Loan Facility, the lender may declare all or any portion of these obligations to become immediately due and payable.

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

Our future capital needs are uncertain and, as such, we may seek to raise additional capital through equity offerings, debt financings, collaborations or other arrangements. Any future funding requirements will depend on many factors, including, among other things:

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

In addition, any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. If we raise additional funds through collaboration and other arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

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

Security breaches, loss of or damage to data, information technology system failures and other disruptions could compromise sensitive information related to our business or our customers’ patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. Regardless of any precautions we may take, our information technology (“IT”) and infrastructure, and that of our technology partners and providers, may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon IT systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information.  As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any breakdowns or breaches of our systems, or resulting access, disclosure, or other loss of information, could significantly disrupt our business and result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, any of which could have a material and adverse effect on our business, financial condition and results of operations.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and result in the unauthorized disclosure of sensitive or confidential patient or employee data, it could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world.

Despite our security measures, there can be no assurance that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, or any resulting unauthorized access to, or disclosure and use of, non-public or other legally protected information. Our general liability and cybersecurity insurance coverage may not cover all claims, continue to be available to us on reasonable terms or be sufficient in amount to cover one or more large claims. Additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, operating results and financial condition.

Our success depends on our ability to retain and motivate key management personnel and other employees and consultants, to attract, retain and motivate additional qualified personnel and to effectively navigate changes in our senior management team.

Our success depends to a significant extent on our ability to attract, retain and motivate key management personnel and other employees and consultants for our business, including scientific, technical and sales and marketing personnel. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, given the competition among numerous regenerative medicine and other healthcare companies, for individuals with similar skill sets. Many of the companies that we compete against for qualified personnel have substantially greater financial and other resources and different risk profiles than we do. They may also provide more diverse opportunities, better chances for career advancement and/or more attractive compensation. Some of these characteristics may be more appealing to high quality candidates than what we can offer. Furthermore, in order to offer attractive compensation, we may need to increase the level of cash compensation that we pay to them, which will reduce funds available for research and development and support of our commercialization and sales growth objectives. In addition, any headcount reductions taken as part of cost saving initiatives and as our business strategy evolves may negatively impact our ability to attract qualified personnel in the future. There can be no assurance that we will have sufficient cash available to offer our employees and consultants attractive compensation or that we will realize any corresponding benefits from the payment of such compensation. We are also vulnerable to the risk that these individuals may take actions, either within or outside the scope of their duties, that intentionally or unintentionally tarnish our brand and reputation or otherwise adversely affect our business. We also cannot prevent our senior management team from terminating their employment with us. Losing the services of any member of our senior management team could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we do not maintain “key person” insurance policies on the lives of any of our management team or other employees. The inability to recruit or a loss of the services of any executive, key employee or consultant may impede the progress of our research, development, commercialization and sales growth objectives, which could have a material adverse effect on our business, financial condition, results of operations and our ability to grow our business.

In addition, we have recently had changes within our senior management team. These changes, and any other changes to our senior management team we experience in the future, subject us to a number of additional risks, including risks pertaining to the coordination of responsibilities and tasks, the creation of new management systems and processes, differences in management style, effects on corporate culture and the need for transfer of historical knowledge. If our management team does not work together harmoniously, efficiently allocate responsibilities between themselves and implement and abide by effective controls, our operations will be adversely affected.

Our sales into foreign markets expose us to risks associated with international sales and operations.

Though we have historically focused our market development and commercial activities primarily in the United States, we have obtained marketing registrations, developed commercial and distribution capabilities and are currently selling CanGaroo and our cardiovascular products in several countries outside the United States through commercial partnerships or independent sales agents. Our international sales subject us to additional risks as compared to those we face in the United States.

The sale and shipment of our products across international borders subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including but not limited to, the Export

Administration Regulations, which are administered by the Bureau of Industry and Security (“BIS”) within the Department of Commerce, and economic and trade sanctions, which are administered by the Office of Foreign Assets Control (“OFAC”) within the U.S. Department of the Treasury. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries, territories, or persons.

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

We are subject to anti-corruption, anti-bribery, and other similar laws and regulations in various jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), and other anti-corruption laws and regulations. These laws generally prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to obtain or retain business or otherwise obtain favorable treatment and require companies to maintain accurate books and records and a system of internal controls or adequate procedures to prevent bribery.

We are also subject to economic sanctions laws, export control laws and regulations, as well as customs regulations, in the various jurisdictions in which we operate, including those administered and enforced by OFAC, the U.S. Department of State, BIS, His Majesty’s Treasury of the United Kingdom, the United Nations Security Council, the European Union (and its member states) and other relevant sanctions authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions, and sales activities, including dealings with certain countries or territories, and with certain governments and designated persons. Investigations of alleged sanctions and export controls violations can be expensive and disruptive.

As our international operations increase, we expect to implement policies and procedures designed to promote compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, the Bribery Act and other anti-corruption laws, as well as economic sanctions and export controls. We cannot assure you, however, that any such policies and procedures will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged, and will not engage, in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged, and will not engage, in conduct that could materially affect their ability to perform their contractual obligations to us or result in our being held liable for such conduct. Violations of the FCPA, Bribery Act, other anti-corruption laws, economic sanctions, export control laws and/or anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, companies involved in the manufacture of medical products are subject to laws and regulations intended to ensure that medical products that will be used in patients are safe and effective, and specifically that they are not adulterated or contaminated, that they are properly labeled, and have the identity, strength, quality and purity that they are represented to possess. Further, companies involved in the research and development of medical products are subject to extensive laws and regulations intended to protect research subjects and ensure the integrity of data generated from clinical studies and of the regulatory review process. Any misconduct in any of these areas, whether by our own employees or by contractors, vendors, business associates, consultants or other entities acting as our agents, could result in regulatory sanctions, criminal or civil liability and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in preventing such conduct, mitigating risks, or reducing the chance of governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such investigations or other actions or lawsuits are instituted against us, those actions could have a significant impact on our business, financial condition and results of operations, including, without limitation, the imposition of significant fines and other sanctions that may materially impair our ability to run a profitable business. Even if we are successful in defending against the imposition of any such fines or other sanctions, we could be required to incur substantial legal fees and other costs, and management’s attention will be diverted from our core business operations, either of which would negatively affect our business, financial condition and results of operations.

Our ability to use certain tax attributes to offset future income tax liabilities may be subject to limitations.

We have net operating losses and other tax attributes, including net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $86.9 million and state NOLs of approximately $26.4 million as of December 31, 2022. If not utilized, $17.7 million of our NOLs will begin to expire for federal income tax purposes beginning in 2036, and our state NOLs will expire beginning in 2030. Our ability to utilize our federal NOLs will depend on our future income, and there is a risk that our NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

In addition, other tax attributes, such as interest carryforwards, are also subject to various limits on their use under the Code. We have established valuation allowances for our interest carry forwards to reflect these limitations and their anticipated impact on our ability to utilize these tax attributes.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax, could materially impact our effective tax rate. For example, changes in tax law implemented by the tax reform legislation known as H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) in the United States became effective in 2018 and 2019, and we expect the U.S. Treasury to continue to issue future notices and regulations under the TCJA. Certain provisions of the TCJA and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by us in the absence of regulatory guidance and judicial interpretations. In addition, in 2018, we established valuation allowances against all deferred tax assets (including interest carry forwards) to reflect certain limitations on these assets and their anticipated impact on our ability to utilize these tax assets following the adoption of the TCJA.

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

We are currently collecting and plan to continue collecting long-term clinical data regarding the quality, safety and effectiveness of some of our existing products. The clinical data collected and generated as part of these studies will further strengthen our clinical evaluation concerning safety and performance of these products. We believe that this additional data will help with the marketing of our products by providing surgeons and physicians with additional confidence in their long-term safety and efficacy. If the results of these clinical studies are negative, these results could reduce demand for our products and significantly reduce our ability to achieve expected net sales. We do not expect to undertake such studies for all of our products and will only do so in the future where we anticipate the benefits will outweigh the costs and risks. For these reasons, surgeons and physicians could be less likely to purchase our products than competing products for which longer-term clinical data are available. Also, we may not choose or be able to generate the comparative data that some of our competitors have or are generating and we may be subject to greater regulatory and product liability risks. If we are unable to or determine not to collect sufficient long-term clinical data supporting the quality, safety and effectiveness of our existing products, our business, financial condition and results of operations could be adversely affected.

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

The medical device and biologics industries are regulated extensively by governmental authorities, principally the FDA, the EU legislative bodies, and corresponding state and foreign regulatory agencies and authorities. The time required to obtain approval, clearance, certification of conformity or other marketing authorizations from the FDA, notified bodies in the EU, approved bodies in the UK, and comparable foreign authorities is unpredictable but can often take many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, policies, regulations, or the type and amount of clinical data necessary to gain clearance, certification or approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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

Subject to the transitional provisions and to the extent we sell medical devices in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745). Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.  To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the European Economic Area (“ EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland continues to follow EU law. The EU laws that have been transposed into United Kingdom (“UK”) law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU Medical Devices Regulation (Regulation (EU) No 2017/745) will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain. Following the end of the Brexit transition period, new regulations require all medical devices to be registered with the MHRA. From January 1, 2022, manufacturers based outside the UK need to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2024. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are now subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the EU Medical Devices Directive could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed (“UKCA”) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

Under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK approved body conducts such assessment, a 'UKNI' mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

The EU-UK Trade and Cooperation Agreement (“TCA”), came into effect on January 1, 2021. The TCA does not specifically refer to medical devices, but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These modifications may have an effect on the way we intend to conduct our business in these countries.

The FDA or any foreign regulatory agency or notified body can delay, limit or deny approval, certification or clearance of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or the applicable foreign regulatory agency or notified body’s disagreement with the design or implementation of our clinical studies;
●	negative or ambiguous results from our clinical studies or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies or notified body for approval or certification;
●	serious and unexpected drug or device-related side effects experienced by participants in our clinical studies or by individuals using devices similar to our products or natural product candidates;
●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency or notified body that our product candidates are safe and effective for their intended uses, or in the case of the 510(k) clearance process, that our product candidate is substantially equivalent to a predicate device;
●	the FDA’s or the applicable foreign regulatory agency or notified body’s disagreement with the interpretation of data from pre-clinical or clinical studies;
●	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
●	the FDA’s or the applicable foreign regulatory agency or notified body’s requirement for additional pre-clinical studies or clinical studies;
●	the FDA’s or the applicable foreign regulatory agency or notified body’s disagreement regarding the formulation, labeling or the specifications of our products or future product candidates;
●	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

●	the potential for approval or clearance policies or regulations of the FDA or the applicable foreign regulatory agencies or notified bodies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Some of our marketed products are subject to Medical Device Reporting (“MDR”) obligations, which require that we report to the FDA, the competent authorities of the EU member states or any other foreign regulatory authorities, any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. The timing of our obligation to report under the MDR regulations is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product. If we fail to comply with our reporting obligations, the FDA, or the competent authorities of the EU member states, could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance, certification or approval of future products.

The FDA, the competent authorities of the EU member states, and foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall for a medical device must be based on a finding that there is reasonable probability that the device could cause serious injury or death. With respect to human cells, tissues, and cellular and tissue-based products (“HCT/Ps”), the FDA may also require a recall where the conditions of manufacture of the HCT/P do not provide adequate protections against risks of communicable disease transmission, or where the HCT/P is infected or contaminated so as to be a source of dangerous infections to humans. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

In the EU, we must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states.

These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices (“FSNs”). For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.  The aforementioned EU rules are generally applicable in the EEA.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new clearances, certifications or approvals for the device before we may market or distribute the corrected device. Seeking such clearances, certification or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA or foreign regulatory body warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

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

In the EU, devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until at least the end of 2027, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices will be certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices

Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

●	untitled letters or warning letters;
●	fines, injunctions, consent decrees and civil penalties;
●	recalls, termination of distribution, administrative detention or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certification of new products, new intended uses or modifications to existing products;
●	withdrawals or suspensions of our current 510(k) clearances, or certifications resulting in prohibitions on sales of our products;
●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
●	criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition, the FDA may change its clearance policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance or approval of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances or approvals, increase the costs of compliance or restrict our ability to maintain our clearances of our current products. For example, on February 23, 2022, the FDA issued a proposed rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

Additionally, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of  “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA is developing a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

In the United States, we sell human tissue-derived bone allografts, such as ViBone, Fiber VBM, and OsteGro V, which are referred to by the FDA as HCT/Ps. Certain HCT/Ps are regulated by the FDA solely under Section 361 of the PHSA and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to FDA’s regulatory requirements applicable to medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, BLAs, or other premarket authorization from FDA before marketing. To be regulated as Section 361 HCT/Ps, these products must meet FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. HCT/Ps regulated as “351” HCT/Ps are subject to premarket review and approval by the FDA. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA and, therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a BLA. The FDA could disagree with our determination that our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a BLA or medical devices requiring 510(k) clearance or PMA approval, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or license from the FDA. For example, in public comments, the FDA has suggested that the use of human-derived acellular dermal matrices, such as SimpliDerm, may not be considered HCT/Ps when utilized in certain breast reconstruction procedures. As a result, we may be required to conduct clinical studies and/or seek approval of a PMA before we are able to market SimpliDerm for use in breast reconstruction.

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

The initiation and completion of any of clinical studies may be prevented, delayed or halted for numerous reasons. We may experience delays in our ongoing clinical studies for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical studies, including related to the following:

●	we may be required to submit an investigational device exemption (“IDE”), application to the FDA, which must become effective prior to commencing certain human clinical studies of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical studies;
●	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
●	regulators and/or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical study or to conduct or continue a clinical study at a prospective or specific study site;
●	we may not reach agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
●	the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical study, or patients may drop out of these clinical studies at a higher rate than we anticipate;
●	our third-party contractors, including those manufacturing products or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
●	we might have to suspend or terminate clinical studies for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
●	we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;
●	regulators, IRBs or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
●	the cost of clinical studies may be greater than we anticipate;
●	clinical sites may not adhere to the clinical protocol or may drop out of a clinical study;
●	we may be unable to recruit a sufficient number of clinical study sites;
●	regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

●	approval policies or regulations of the FDA, the EU legislative bodies or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and
●	our current or future products may have undesirable side effects or other unexpected characteristics.

In addition, disruptions caused by the COVID-19 pandemic has increased and may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

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

The ability of the FDA, foreign regulatory authorities and notified bodies to review and clear, certify or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s, foreign regulatory authorities and notified bodies’ ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s, foreign regulatory authorities and notified bodies’ ability to perform routine functions. Average review times at the FDA, foreign regulatory authorities and notified bodies’ have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for medical devices and biologics or modifications to be cleared or for approved medical devices and biologics to be reviewed and/or approved or certified by necessary government agencies, or notified bodies which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Subsequently, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, or other regulatory authorities and notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests for (re)certification under the new regulation as a consequence of which notified body review times have lengthened significantly. This situation could impact our ability to grow our business in the EU and EEA.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, was to remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Medicare Access and CHIP Reauthorization Act of 2015 enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and our commercial partners, independent sales agents, suppliers and other business partners may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, imposes privacy, security and breach notification obligations. We may obtain health information from third parties (including research institutions from which we obtain clinical study data) that are subject to privacy and security requirements under HIPAA.  While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA,  any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act(“CCPA”), became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Although there are limited exemptions for certain health-related information, including certain clinical study data, the CCPA may increase our compliance costs and potential liability. Further the California Privacy Rights Act, or the CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA.  The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In Europe, the European Union General Data Protection Regulation, or GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Failure to comply with the requirements of GDPR and the applicable national data protection and marketing laws may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties as well as individual claims for compensation. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data and/or enforcement notices. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR also imposes strict rules on the transfer of personal data out of the EEA, to the United States and other third countries that have not been found to provide adequate protection to such personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union, or the “CJEU,” invalidated the EU-U.S. Privacy Shield Framework, for purposes of international transfers and imposed further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

From January 1, 2021, we have been subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Outside of the United States we cannot be certain that any country’s patent or trademark office will not implement new rules that could seriously affect how we draft, file, prosecute and maintain patents, trademarks and patent and trademark applications.

 We cannot be certain that the patent or trademark offices of countries outside the United States will not implement new rules that increase costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications or that any such new rules will not restrict our ability to file for patent or trademark protection. For example, we may elect not to seek patent protection in some jurisdictions or for some drug candidates in order to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

 For example, the impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain patents and trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is possible that implementation of the EU Patent Package will occur in the first half of 2023. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could either accept a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

The market price of our Class A common stock is likely to be highly volatile and may fluctuate substantially due to a variety of factors, many of which are outside of our control, including, among other things:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;

●	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis, including our CanGaroo RM;
●	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
●	product liability claims, other litigation or regulatory investigations;
●	annual or quarterly variations in our results of operations or those of others in our industry, or results of operations that otherwise vary from those expected by securities analysts and investors;
●	publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
●	announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
●	additions or departures of key management personnel;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	the development and sustainability of an active trading market for our Class A common stock;
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
●	other factors discussed in Part I, Item 1A. “Risk Factors” of this Annual Report.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including, as a result of the pandemic related to COVID-19 including variants and resurgences. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance. If the market price of shares of our Class A common stock does not ever exceed the price you paid for your shares, you may not realize any return on your investment in us and may lose some or all of your investment.

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

As of December 31, 2022, our principal stockholder, HighCape Partners L.P. and its affiliates, held approximately 47.3% of our outstanding Class A common stock. As a result, HighCape Partners L.P. and its affiliates are able to significantly influence the management and affairs of our company and the outcome of most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such change in control would benefit our other stockholders, thereby depriving our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets. Conversely, these stockholders may pursue acquisitions, divestitures and other transactions that, in their judgment, could enhance the value of their investment, even though such transactions might involve risks to you. Even in the absence of any actual conflict of interest, the degree of control possessed by these stockholders may affect the prevailing market price of our Class A common stock due to investors’ perceptions that such conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders and may impair your ability to realize any return on your investment in us and may impair your ability to avoid losing some or all of your investment.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our outstanding Class A common stock in the public market could occur at any time. In addition, conversions of a substantial number of shares of our outstanding Class B common stock into Class A common stock and sales of such converted shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of such shares intend to sell shares, could reduce the market price of our Class A common stock.

As of December 31, 2022, we had outstanding approximately 11.8 million shares of Class A common stock, of which 6.2 million shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act and approximately 5.6 million shares were held by our affiliates and eligible for resale subject to volume, manner of sale and other limitations under Rule 144.  Additionally, we had outstanding approximately 4.3 million shares of Class B common stock which may be converted on a one to one basis into shares of Class A common stock, of which all were freely tradable and held by persons other than our “affiliates.”

Moreover, as of the date of this Annual Report, several of our affiliates have rights, subject to conditions and limitations, to require us to file registration statements covering up to approximately 4.5 million of their shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of our Class A common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements and volume limitations applicable to affiliates.

If these shares are sold, or if it is perceived that they will be sold, in the public market, or when we are required to register the sale of our stockholders’ remaining shares of our Class A common stock, the trading price of our Class A common stock could decline. A decline in the trading price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities and may impair your ability to sell shares of our Class A common stock at a price higher than the price you paid for them or at all.

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

As of December 31, 2022, we had 188,176,555 shares of Class A common stock authorized but unissued and 15,686,594 shares of Class B common stock authorized but unissued. We are authorized under our certificate of incorporation to issue these shares of common stock and other securities convertible into or exercisable or exchangeable for shares of our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2022, we had a total of 1,864,739 shares of our Class A common stock issuable upon the exercise of outstanding options under our 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) and our 2020 Incentive Award Plan (the “2020 Plan”) at a weighted average exercise price of  $9.41 per share, 723,793 of which were vested as of such date, 192,070 shares of Class A common stock issuable upon the settlement of RSUs granted under our 2020 Plan to several of our executive officers, employees and consultants, 656,689 additional shares of our Class A common stock reserved for future issuance under our 2020 Plan, not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 Plan pursuant to provisions in the 2020 Plan that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder, and 279,345 shares of our Class A common stock available for future issuance under our 2020 Employee Stock Purchase Plan (the “2020 ESPP”), not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 ESPP pursuant to provisions in the 2020 ESPP that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder. Additionally, as of December 31, 2022, we had a warrant to purchase up to 187,969 shares of our Class A common stock issued to the lender under the SWK Loan Facility that was outstanding. Any additional shares of common stock that we issue, including under our 2020 Plan, 2020 ESPP or other equity incentive plans that we may adopt in the future, or as a result of any exercise of the warrant, would dilute the percentage ownership and voting power held by investors who purchase our common stock. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of our common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, which has and we expect will continue to divert their attention away from our core business operations and revenue-producing activities. Moreover, these rules and regulations has and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which requires us to incur substantially higher costs to obtain the same or similar coverage or accept reduced policy limits and coverage, which in turn could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors and as our executive officers.

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

Item 1B.        Unresolved Staff Comments.

None.

Item 2.      Properties.

Our principal executive office is located in Silver Spring, Maryland, where we lease approximately 5,052 square feet of office and laboratory space under a lease that expires in May 2023. We also occupy approximately 12,888 square feet of manufacturing and office space in Roswell, Georgia under a lease that expires in July 2023, approximately 36,173 square feet of manufacturing, laboratory and office space in Richmond, California under a lease that expires in November 2025, and limited square footage for administrative space in San Diego, California that expires in March 2023. We expect to renew all of our leases that expire in 2023. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.      Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For information about legal proceedings in which we are involved, see Note 17 to the consolidated financial statements included elsewhere in this Annual Report.

Item 4.      Mine Safety Disclosure.

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on The Nasdaq Stock Market under the symbol “AZYO.”

Stockholders

As of March 6, 2023, there were approximately 16 holders of record of our Class A common stock and two holders of record of our Class B common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, our ability to pay cash dividends is currently restricted by the terms of the agreements governing our SWK Loan Facility.

Equity Compensation Plans

The information required by Item 5 regarding equity compensation plans is incorporated herein by reference to Part III, Item 11 in this Annual Report.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 6.      [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, plans and assumptions concerning events and financial trends that involve risks and may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Forward-Looking Statements,” “Risk Factors Summary” and in Part I, Item 1A. “Risk Factors” of this Annual Report.

Overview

We are a commercial-stage regenerative medicine company focused on creating the next generation of differentiated products and improving outcomes in patients undergoing surgery. We seek to leverage our unique understanding of biologics to improve the interaction between medical devices and patients, with the goal of reducing complications and improving healing. From our proprietary tissue processing platforms, we have developed a portfolio of advanced regenerative medical products that are designed to mimic the healing response of natural biological material. Our proprietary products are designed to address the device protection, women’s health, orthobiologics and cardiovascular markets, which represented a combined $3 billion market opportunity in the United States in 2019. To expand our commercial reach, we have commercial relationships with major medical device companies, such as Boston Scientific, Biotronik and beginning in March 2023, Sientra, to promote and sell some of our products. We believe our focus on our unique regenerative medicine platforms will ultimately maximize our probability of continued clinical and commercial success and will create a long-term competitive advantage for us.

We estimate that, over the past two years, approximately two million patients per year in the United States were implanted with either medical devices, such as pacemakers, defibrillators, neuro-stimulators, spinal fusion and trauma fracture hardware or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as infection, scar-tissue formation, capsular contraction, erosion, migration, non-union of implants and implant rejection. We have leading products in each of our four priority markets: device protection, cardiovascular, orthobiologics and women’s health.  In device protection, we sell the only biological envelope, protected by a global patent portfolio, that forms a natural, systemically vascularized pocket for holding implanted electronic devices. In cardiovascular, we sell our SIS ECM for use as an intracardiac and vascular patch. In orthobiologics, we have a proprietary processing technology for manufacturing a comprehensive portfolio of bone regenerative products designed to promote the body’s ability to regenerate healthy bone, osteogenesis, while decreasing cell apoptosis, or programmed cell death. In women’s health, we have a patented cell removal technology that produces undamaged extracellular dermal matrices with superior handling, designed to promote faster healing and reduce inflammation. In pre-clinical and clinical studies, our products have supported and, in some cases, accelerated tissue healing, and thereby improved patient outcomes.

We process all of our products at our two manufacturing facilities in Roswell, Georgia and Richmond, California, and stock inventory of raw materials, supplies and finished goods at those locations. We rely on a single or limited number of suppliers for certain raw materials and supplies. Except for the porcine tissue supplier of our raw materials for our CanGaroo and cardiovascular products, which is Cook Biotech, we generally have no long-term supply agreements with our suppliers, as we obtain supplies on a purchase order basis. Specifically, we acquire donated human tissue directly through tissue procurement firms engaged by us. Our product are shipped either directly to hospital customers or through distribution channels.

We have incurred significant operating losses since our inception. We incurred a net loss of $32.9 million and $24.8 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit as of December 31, 2022 was $138.0 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur additional costs and expenses associated with operating as a public company.

Our ability to achieve profitability will depend on our ability to generate sales from existing or new products sufficient to exceed our ongoing operating expenses and capital requirements. Because of the numerous risks and uncertainties affecting product sales and our ongoing commercialization and product development efforts, including our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGaroo RM and successfully commercialize this product, we are unable to predict with any certainty whether we will be able to increase sales of our products or the timing or amount of ongoing expenditures we will be required to incur. Accordingly, even if we are able to increase sales of our products, we may not become profitable.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock, restructure our Revenue Interest Obligation, or pursue asset sale or other transactions.  However, such transactions may not be successful and we may not be able to raise additional equity, refinance or restructure our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements.

Impact of COVID-19

As a result of the COVID-19 pandemic, the number of procedures performed using our products has intermittently decreased, as governmental authorities in the United States have recommended, and in certain cases required, that elective, specialty and other non-emergency procedures and appointments be suspended or canceled in order to avoid patient exposure to medical environments and the risk of potential infection with COVID-19, and to focus limited resources and personnel capacity on the treatment of COVID-19 patients. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and may reduce our net sales in the future and negatively impact our business, financial condition and results of operations while the pandemic continues. In addition, numerous state and local jurisdictions, including those where our facilities are located, imposed, and others in the future may impose or re-impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The extent to which the COVID-19 pandemic impacts our future financial condition and results of operations will depend on future events and developments, which are highly uncertain and cannot be predicted, including the severity and spread of the disease and the effectiveness of actions to contain the disease or treat its impact, among others. As new information regarding COVID-19 continues to emerge, and, as variants of COVID-19 emerge, it is difficult to predict the degree to which this disease will continue to affect our business.

FiberCel Recall

On June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product formerly distributed by Medtronic, after learning of post-surgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis. Since the voluntary recall, we have settled 26 lawsuits relating to FiberCel for a total of approximately $7.3 million and settled and paid 11 of these lawsuits for a total cash outlay of $3.6 million.  For the remaining 81 cases for which settlements have not been reached, we estimated a probable loss related to each case and have recorded a liability at an estimated amount of $13.7 million for a total estimated liability at December 31, 2022 of $17.4 million, which is recorded as Contingent Liability for FiberCel Litigation in the accompanying consolidated balance sheets included in this Annual Report.  As of December 31, 2022, we have recorded insurance receivables of $13.8 million on our balance sheet in respect of our insurance coverage for the FiberCel Litigation product liability losses.

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

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. Our device protection and cardiovascular products are sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents. Our women’s health product, SimpliDerm, is sold directly to hospitals and other healthcare facilities through independent sales agents.  Our orthobiologics products are sold through commercial partners. Our contract manufacturing products are sold directly to corporate customers. Gross to net sales adjustments include sales returns and prompt payment and volume discounts.

Expenses

In recent years, we have incurred significant costs in the operation of our business. We expect that our recurring operating costs will largely stabilize, or increase at modest rates, in the near future through the identification of efficiencies as we grow. We may, however, still experience more significant expense increases as we expand our product development and clinical and research activities. As a result, we will need to generate significant net sales in order to achieve profitability. Below is a breakdown of our main expense categories and the related expenses incurred in each category:

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Our product development efforts primarily relate to new offerings in support of the orthobiologics market and activities associated with the development of CanGaroo RM, our CanGaroo Envelope with antibiotics. Our future R&D expenses may increase as a result of additional work required to address the FDA’s questions in the NSE letter we recently received regarding our CanGaroo RM. We also conduct clinical studies to validate the performance characteristics of our products and to capture patient data necessary to support our commercial efforts.

FiberCel Litigation Costs

FiberCel litigation costs consist primarily of legal fees and the estimated costs to resolve the outstanding FiberCel litigation cases offset by the estimated amounts recoverable under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022		2021		Change 2021 / 2022
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$49,187	100.0%	$47,390	100.0%	$1,797	3.8%
Cost of goods sold	29,965	60.9%	28,368	59.9%	1,597	5.6%
Gross profit	19,222	39.1%	19,022	40.1%	200	1.1%
Sales and marketing	20,195	41.1%	18,825	39.7%	1,370	7.3%
General and administrative	16,627	33.8%	13,687	28.9%	2,940	21.5%
Research and development	8,940	18.2%	9,266	19.6%	(326)	(3.5)%
FiberCel litigation costs	5,200	10.6%	276	0.6%	4,924	NM
Total operating expenses	50,962	103.6%	42,054	88.7%	8,908	21.2%
Loss from operations	(31,740)	(64.5)%	(23,032)	(48.6)%	(8,708)	(37.8)%
Interest expense	5,282	10.7%	5,324	11.2%	(42)	(0.8)%
Other income, net	(4,159)	(8.5)%	(3,579)	(7.6)%	(580)	NM
Loss before provision of income taxes	(32,863)	(66.8)%	(24,777)	(52.3)%	(8,086)	(32.6)%
Income tax expense	34	0.1%	55	0.1%	(21)	(38.2)%
Net loss	$(32,897)	(66.9)%	$(24,832)	(52.4)%	$(8,065)	(32.5)%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Year Ended December 31,
	2022		2021
		% of Net		% of Net	Change 2021 / 2022
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$9,093	18.5%	$7,902	16.7%	$1,191	15.1%
Women's health	7,474	15.2%	5,046	10.6%	2,428	48.1%
Orthobiologics	25,338	51.5%	26,934	56.8%	$(1,596)	(5.9)%
Cardiovascular	7,282	14.8%	7,508	15.8%	$(226)	(3.0)%
Total Net Sales	$49,187	100.0%	$47,390	100.0%	$1,797	3.8%

Total net sales increased $1.8 million, or 3.8%, to $49.2 million in the year ended December 31, 2022 compared to $47.4 million in the year ended December 31, 2021. With respect to the individual product segments, the increase in the net sales of both our device protection and women’s health products were primarily attributable to volume growth in the respective segment. The net sales in the orthobiologics segment decreased between the years as a result of the discontinuation of sales to Medtronic in June 2021 following our recall. Excluding the $4.9 million of Medtronic sales from the year ended December 31, 2021, our net sales of orthobiologic products increased $3.3 million between the years primarily due to increased sales from several contract manufacturing customers. Net sales of our cardiovascular products were relatively flat between the years.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Year Ended December 31,
	2022		2021
		Gross		Gross	Change 2021 / 2022
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$2,979	67.2%	$2,141	72.9%	$838	(5.7)%
Women's health	4,337	42.0%	4,132	18.1%	205	23.9%
Orthobiologics	17,755	29.9%	17,192	36.2%	563	(6.2)%
Cardiovascular	1,497	79.4%	1,507	79.9%	(10)	(0.5)%
Cost of goods sold, excluding intangible asset amortization	26,568	46.0%	24,972	47.3%	1,596	(1.3)%
Intangible asset amortization expense	3,397	(6.9)%	3,396	(7.2)%	1	0.3%
Total Cost of Goods Sold	$29,965	39.1%	$28,368	40.1%	$1,596	(1.1)%

Total cost of goods sold increased $1.6 million to $30.0 million in the year ended December 31, 2022 compared to $28.4 million in the year ended December 31, 2021 primarily due to an increase in total net sales. Gross margin was 39.1% in the year ended December 31, 2022 compared to 40.1% in the year ended December 31, 2021. Gross margin, excluding intangible asset amortization, was 46.0% in the year ended December 31, 2022 compared to 47.3% in the year ended December 31, 2021. With respect to the individual product segments, the gross margin of device protection declined slightly in the year ended December 31, 2022 compared to the year ended December 31, 2021 due to operational inefficiencies in the current year causing minor increases to the cost of the product. The gross margin of women’s health products increased significantly in the current year due to non-recurring inventory writedowns in the prior year on certain slow moving product sizes which caused reductions in the prior years’ gross margin. The current year decrease in gross margin of the orthobiologics products was primarily due to a shift in product mix as the contracted services component of this segment, which have lower margins than our other products, experienced sales growth in the year ended December 31, 2022.  Gross margin on our cardiovascular products was relatively flat between years.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $1.4 million, or 7.3%, to $20.2 million in the year ended December 31, 2022 compared to $18.8 million in the year ended December 31, 2021. The increase was primarily the result of increases in commissions paid to independent sales agents  due to sales growth in our women’s health products and higher stock-based compensation. As a percentage of net sales, sales and marketing expenses grew to 41.1% in the year ended December 31, 2022 from 39.7% in the year ended December 31, 2021 primarily due to increases in our commission-based revenue streams.

General and Administrative

G&A expenses increased $2.9 million, or 21.5%, to $16.6 million in the year ended December 31, 2022 compared to $13.7 million in the year ended December 31, 2021. The increase in G&A expenses was primarily due to certain non-recurring charges associated with legal fees on various corporate matters and the Chief Executive Officer transition described in Note 4 to the consolidated financial statements included elsewhere in this Annual Report. As a percentage of net sales, G&A expenses rose to 33.8% in the year ended December 31, 2022 from 28.9% in the year ended December 31, 2021.

Research and Development

R&D expenses decreased $0.4 million, or 3.5%, to $8.9 million in the year ended December 31, 2022 compared to $9.3 million in the year ended December 31, 2021. The decline in R&D expenses was largely attributable to the lessening of work needed to finalize the development and testing of our CanGaroo Envelope with antibiotics. We continue to focus our R&D efforts on the development of our pipeline products.

FiberCel Litigation Costs

FiberCel litigation costs increased to $5.2 million in the year ended December 31, 2022 compared to $0.3 million in the year ended December 31, 2021. The increase in expense was primarily due to the settlements reached in a significant number of FiberCel Litigation cases in the year ended December 31, 2022 as well as the estimation of contingent liabilities for the unsettled cases. The total of such settlement and estimated settlement values was recorded (net of estimated insurance, indemnity and contribution agreement recoveries) in the year ended December 31, 2022. See further discussion in Note 17 to consolidated financial statements included elsewhere in this Annual Report.

Interest Expense

Interest expense was approximately $5.3 million in both the years ended December 31, 2022 and December 31, 2021. While there was essentially no fluctuation between years, we had lower draws on our formerly outstanding MidCap Credit Facility and lower outstanding principal on our formerly outstanding MidCap Loan Facility, which reductions in interest expense were offset by increased principal outstanding and higher interest rates on the SWK Credit Facility which commenced in August 2022 upon consummation of our debt refinancing. See “ - Liquidity and Capital Resources - Credit Facilities” below for a further discussion of these debt agreements and Note 9 to the consolidated financial statements included elsewhere in this Annual Report.

Other Income, net

Other income, net was approximately $4.2 million in the year ended December 31, 2022 and was primarily attributable to the $5.0 million gain on the revaluation of our Revenue Interest Obligation to Ligand. See Note 11 to the consolidated financial statements included elsewhere in this Annual Report for additional information. Such gain was offset by other expense related to our debt refinancing in August 2022 and the associated prepayment fees, payment of unaccrued exit fees and the write-off of unamortized deferred financing costs, which collectively resulted in a loss of $1.2 million. Such loss was offset by other income of $0.4 million related to the forgiveness of interest accrued on the promissory note to a tissue supplier upon repayment of such note in August 2022. See Note 9 to the accompanying consolidated financial statements included elsewhere in this Annual Report for further discussion of these transactions.

Other income, net was approximately $3.6 million in the year ended December 31, 2021. Such other income relates to the forgiveness of our promissory note with Silicon Valley Bank under the Paycheck Protection Program of the CARES Act in the amount of approximately $3.0 million and our receipt of $550,000 in satisfaction of a 2018 settlement with KeraLink. For further discussion on these items, see Notes 9 and 18 to the consolidated financial statements included elsewhere in this Annual Report.

Non-GAAP Financial Measures

In this Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report, we present our gross margin, excluding intangible asset amortization. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric and the results of the segments in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the years ended December 31, 2022 and 2021 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Year Ended
	December 31,
	2022	2021
Net sales	$49,187	$47,390
Cost of goods sold	29,965	28,368
Gross profit	19,222	19,022
Intangible asset amortization expense	3,397	3,396
Gross profit, excluding intangible asset amortization	$22,619	$22,418
Gross margin	39.1%	40.1%
Gross margin, excluding intangible asset amortization	46.0%	47.3%

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

Liquidity and Capital Resources

As of December 31, 2022, we had cash and restricted cash of approximately $17.0 million. Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and sales of our common stock. Our historical cash outflows have primarily been associated with acquisition and integration, manufacturing and administrative costs, research and development, clinical activity and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of December 31, 2022, our accumulated deficit was $138.0 million.

On October 13, 2020, in connection with our IPO, we issued and sold 2,941,176 shares of common stock, consisting of 2,205,882 shares of Class A common stock and 735,294 shares of Class B common stock, at a price to the public of $17.00 per share, resulting in net proceeds to us of approximately $43.0 million, after deducting the underwriting discount of approximately $3.5 million and offering expenses of approximately $3.5 million. Additionally, in December 2021, we closed on a private investment in public equity (PIPE) financing, thereby receiving net proceeds of approximately $13.8 million, after deducting offering costs. The PIPE investors purchased an aggregate of 2,122,637 shares of the Company’s Class A common stock and an aggregate of 1,179,244 shares of the Company’s Class B common stock (which are convertible on a one-for-one basis into shares of Class A common stock), in each case, at a price of $4.24 per share. Furthermore, in December 2022, we issued and sold 2,350,000 shares our Class A common stock at a price to the public of $4.75 per share in a registered underwritten offering, resulting in net proceeds to us of approximately $10.2 million, after deducting underwriting discounts and offering expenses.

We expect our losses to continue for the foreseeable future and these losses will continue to have an adverse effect on our financial position. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, including our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGaroo RM and successfully commercialize this product, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock, restructure our Revenue Interest Obligation, or pursue asset sale or other transactions.  However, such transactions may not be successful and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, availability under the SWK Loan Facility (described below under “—Credit Facilities”), issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

Cash Flows for the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Net cash used in:
Operating activities	$(21,434)	$(15,446)
Investing activities	(540)	(369)
Financing activities	8,535	6,711
Net decrease in cash	$(13,439)	$(9,104)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31 2022 was $21.4 million compared to $15.4 million for the year ended December 31, 2021. The year-over-year increase was primarily due to a gain on extinguishment of debt in the year ended December 31, 2021 versus a loss experienced in the year ended December 31, 2022. Additionally, due to timing, accounts payable increases in the current period increased cash and offset a portion of the cash used in operating cash activities when compared to the prior period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $0.5 million and approximately $0.4 million for the year ended December 31, 2021. In both periods, the use of cash related to the purchase of property and equipment, the majority of which are used in the production activities of our Richmond, California facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 totaled $8.5 million compared to $6.7 million of cash provided by financing activities for the year ended December 31, 2021. The year-over-year net increase was caused primarily by the net cash infusion from the proceeds of the August 2022 debt refinancing, less all debt repayments and refinancing costs incurred during the year ended December 31, 2022 offset by the lower equity raise in the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million drawn was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which had not been entered into to date. We used $16 million of the proceeds of the SWK Loan Facility to pay all outstanding obligations on the formerly outstanding MidCap Loan Facility and MidCap Credit Facility. Such payment included (i) $12.8 million to repay all outstanding principal and accrued interest on the MidCap Loan Facility, (ii) $1.7 million to pay the prepayment and exit fees on the MidCap Loan Facility and (iii) $1.5 million to repay the outstanding balance, accrued interest and exit fees on the MidCap Credit Facility. As of December 31, 2022, we had $24.3 million of indebtedness outstanding under our SWK Loan Facility, with such balance being net of $1.0 million of unamortized discount and deferred financing costs, but increased by capitalized PIK Interest (as defined below) in November 2022 of $0.3 million.

Interest Rates

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and will bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if we have elected the PIK Interest option (as defined below), 4.75% and the “Term SOFR Rate.” We may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if certain profitability and regulatory conditions (“Extension Conditions”) have not been met, or until November 17, 2025 if such conditions have been satisfied. The “Term SOFR Rate” is subject to a floor of 2.75%.

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the year ended December 31, 2022.

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

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if the Extension Conditions (as defined in the SWK Loan Facility Agreement) have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of December 31, 2022, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the Initial Term Loan with the balance paid at maturity.

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

In addition, the SWK Loan Facility Agreement contains two financial covenants. The first covenant, which is measured quarterly, requires us to achieve a specified Minimum Aggregate Revenue (as defined in the SWK Loan Facility Agreement) for the preceding 12-month period. The second covenant requires us to maintain a minimum liquidity (as defined in the SWK Loan Facility Agreement) of $5.0 million until December 16, 2022 and thereafter, the greater of (a) $5.0 million and (b) the sum of the operating cash burn (as defined in the SWK Loan Facility Agreement) for the two prior consecutive fiscal quarters then ended (the “Liquidity Covenant”).

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Aziyo. As of December 31, 2022, we were in compliance with the financial covenant and all other covenants.

Supplier Promissory Note

During 2017, we restructured certain of our liabilities with a tissue supplier and entered into an unsecured promissory note bearing interest at 5%. In both 2022 and 2021, no payments were made on the promissory note because the Company’s senior lender restricted payment of the amounts due. The Company used $1.4 million of the proceeds from the SWK Loan Facility to repay the remaining balance on the promissory note; however the accrued interest on the promissory note was forgiven by the lender. Such forgiveness resulted in a gain to the Company of approximately $0.4 million which has been recorded as other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2022 included elsewhere in this Annual Report.

PPP Loan

In May 2020, we entered into a promissory note with Silicon Valley Bank, or SVB, under the Paycheck Protection Program of the CARES Act pursuant to which SVB agreed to make a loan to us in the amount of approximately $3.0 million. The PPP Loan bears interest at a rate of 1.0% per annum with monthly principal and interest payments beginning in March 2021 and ending on the maturity date of May 7, 2022; however such repayment commencement was deferred by the U.S. Small Business Administration while they evaluated our forgiveness application. In June 2021, we were notified by the U.S. Small Business Administration that the entire balance of our PPP Loan and all related accrued interest was forgiven. Such forgiveness resulted in a gain to us of approximately $3.0 million which has been recorded as other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of December 31, 2022, we had $24.3 million of indebtedness outstanding, consisting of  $25.3 million outstanding under our SWK Loan Facility (net of  $1.0 million of unamortized discount and deferred financing costs). In addition, as further described in Note 10 to the  consolidated financial statements included elsewhere in this Annual Report, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027. We are currently forecasting that the initial $5.0 million milestone payment will become payable in mid-2023.

If our available cash balances and cash flow from operations, if any, are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

In addition, our operating plans may change as a result of any number of factors, including those set forth above and other factors currently unknown to us, and we may need additional funds sooner than anticipated. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares of our common stock and/or declaring dividends. If we raise funds through collaborations, licensing agreements or other strategic alliances, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay the development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and reduce marketing, customer support or other resources devoted to our products or cease operations. See our “Risk Factors — Risks Related to Our Business — Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.”

Based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as going concern within one year after the issuance of the financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Revenue Interest Obligation

In 2017, we completed an asset purchase agreement with CorMatrix and acquired all of the CorMatrix commercial assets and related intellectual property. As part of this acquisition, we entered into a royalty agreement with Ligand pursuant to which we assumed the Revenue Interest Obligation, with an estimated present value on the acquisition date of  $27.7 million. The terms of the Revenue Interest Obligation require us to pay Ligand 5% of future sales of the products we acquired in the CorMatrix acquisition, subject to certain annual minimum payments. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of the acquired products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

We have estimated the fair value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of the net present value of future payments, with changes to be recorded in the consolidated statements of operations. In connection with our estimation at December 31, 2022, it was determined that the estimated future payments, discounted at the original discount rate, had decreased since the prior estimates. Such decrease was primarily the result of anticipated changes to our strategic partnerships relative to sales of both our CanGaroo and cardiovascular product lines that will impact the timing and extent of such sales and, thereby, will reduce expected future payments to Ligand. The change to estimated future payments yielded a reduction to the total Revenue Interest Obligation of approximately $5.0 million for the year ended December 31, 2022 with such amount recognized as a gain in Other income, net in our consolidated statement of operations. There was no change to estimated future payments during the year ended December 31, 2021 and thus, no re-measurement gain or loss was recognized. The estimation of future sales and the possible attainment of sales milestones is subject to significant judgment. Different judgments would yield different valuations of the Revenue Interest Obligation and these differences could be significant.

Contingent Liability for FiberCel Litigation

We review every lawsuit and claim and are in contact with outside counsel on an ongoing basis in determining our Contingent Liability for FiberCel Litigation. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim. The provision for FiberCel Litigation claims are based upon many factors, which vary for each case. These factors include (i) the extent of the injuries incurred, (ii) recent experience on settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the estimated liability. While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates and such differences may be material.

Stock-Based Compensation

Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite vesting period of the awards on a straight-line basis.

Our policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. Our stock options generally have seven to ten year contractual terms and vest over a four-year period from the date of grant. We use the Black-Scholes model to value our time-vested stock option grants. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield and the risk-free interest rate. Before the completion of our IPO, our board of directors determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. We use the simplified method for estimating the expected term used to determine the fair value of options. Until our IPO in October 2020, there had been no public market for our common stock and thus, we lacked company-specific historical and implied volatility information. As a result, we estimate the expected volatility primarily based on the historical volatility of comparable companies in the industry whose share prices are publicly available and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. We use a zero-dividend yield assumption as we have not paid dividends since inception nor do we anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option.

For our performance-based stock option grants which vest upon the achievement of specified market conditions, we used the Monte Carlo simulation model to calculate the grant-date fair value. This model simulates the probabilities of the potential outcomes of our future stock prices over the performance period to determine a fair value. Under this simulation model, our key assumptions relate to the risk-free interest rate and equity volatility based on consideration of our historical trading volatility as well as the observed equity volatility of other publicly-traded life sciences companies.

The period expense for all of our stock options is recognized on a straight-line basis over the requisite service period for the entire award. Different assumptions relative to the fair valuation of our stock options would result in a different period expense and such differences may be material.

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bears interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates to our variable rate indebtedness outstanding during the years ended December 31, 2022 or 2021 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of December 31, 2022, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. As of December 31, 2022 we maintained $17.8 million in bank deposit accounts that are in excess of the federally insured limit in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. Two customers represented 10% or more of our accounts receivable as of December 31, 2022.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2022 and 2021. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 20, 2023, Thomas Englese, the Company’s Chief Commercial Officer, was informed that his position was being eliminated in connection with the Company’s headcount reduction. In connection with the foregoing, on March 22, 2023 Mr. Englese and the Company entered into a separation agreement (the “Englese Separation Agreement”), pursuant to which Mr. Englese will cease serving as the Company’s Chief Commercial Officer and an employee of the Company effective March 24, 2023 (the “Separation Date”). During the period beginning on the Separation Date and ending on October 8, 2023 (the “Transition Period”), Mr. Englese has agreed to assist completing strategic partnerships in process, advising on strategic decisions impacting the sales organization and mentoring the new head of sales.

Under the terms of the Englese Separation Agreement, subject to Mr. Englese’s non-revocation of a release of claims, continued compliance with the restrictive covenants set forth in his employment agreement, and compliance with the terms of the Englese Separation Agreement, (i) Mr. Englese will  receive the severance payments and benefits payable in connection with a termination without cause under his employment agreement as currently in effect, (ii) Mr. Englese will remain eligible to receive an annual bonus for the 2022 fiscal year, (iii) all of the outstanding equity awards that Mr. Englese received under the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Equity Plan”) and the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan will remain outstanding and continue to vest on their original vesting dates during the Transition Period and (iv) all of the restricted stock units awarded to Mr. Englese pursuant to the 2020 Equity Plan that remain outstanding and unvested as of the last day of the Transition Period will accelerate and vest in full on the last day of the Transition Period.

The forgoing description of the Englese Separation Agreement is qualified in its entirety by the full text of the Englese Separation Agreement, which is filed as Exhibit 10.15 hereto and is incorporated herein by reference.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of March 21, 2023:

Name	Age	Position at Azyo Biologics	Principal Employment
C. Randal Mills, Ph.D.	51	Chief Executive Officer and President, and Director	Same
Matthew Ferguson	55	Chief Financial Officer	Same
Michelle Williams, Ph.D.	49	Chief Scientific Officer	Same
Thomas Englese(1)	48	Chief Commercial Officer	Same
David Colpman	61	Director	Former Managing Partner of Colpman Consulting Ltd., a business development consultancy
Maybelle Jordan	57	Director	Chief Strategy Officer at Deerfield Device Design and Development Catalyst, a medical technology incubator
Brigid A. Makes	67	Director	Chief Financial Officer at Vivani Medical, Inc., a biopharmaceutical company
Kevin Rakin	62	Director	Co-founder and General Partner at HighCape Partners, an investment fund
W. Matthew Zuga	57	Director	Chief Financial Officer and Chief Business Officer at Acumen Pharmaceuticals, Inc., a biotechnology company

(1)  Mr. Englese will cease to be an employee and an executive officer of the Company effective March 24, 2023 and has agreed to provide advisory services to the Company until October 8, 2023. See Part II, Item 9B. “Other Information.”

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 11.     Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2022.

	Number of			Number of securities
	Securities to be			remaining available for
	Issued Upon			future issuance under
	Exercise of	Weighted Average		equity compensation
	Outstanding	Exercise Price of		plans (excluding
	Options, Warrants	Outstanding Options,		securities reflected in
	and Rights	Warrants and Rights		column (a))
Plan Category	(a)	(b)		(c)
Equity Compensation Plans Approved by Stockholders
2015 Plan (1)	233,464	$6.28	(4)	—
2020 Plan (2)	1,823,345	$9.86	(4)	656,689
ESPP (3)	—	—		279,345
Equity Compensation Plans Not Approved by Stockholders	—	—		—
Total	2,056,809	$9.41		936,034
(1)

In connection with our IPO, we adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”) and, as of the consummation of our IPO, ceased making grants or awards under the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”). To the extent stock options outstanding under the 2015 Plan are forfeited, lapse unexercised or are settled in cash, the shares of Class A common stock subject to the stock options will be available for future issuance under the 2020 Plan.

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

(3)

The number of shares of Class A common stock available for issuance under the ESPP automatically increases on each January 1, until and including January 1, 2030, by an amount equal to the lesser of (A) 1% of the shares of Class A and Class B common stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Class A common stock as determined by our board of directors.

(4)	The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

Item 14.     Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Aziyo Biologics, Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Description of Securities	10-K	001-39577	4.4	03/15/2021

10.1	Registration Rights Agreement, dated December 5, 2021, by and among Aziyo Biologics, Inc. and the Investors named therein.	8-K	001-39577	10.2	12/08/2021

10.2	Royalty Agreement, dated as of May 31, 2017, by and between Aziyo Med, LLC and Ligand Pharmaceuticals Incorporated	S-1	333-248788	10.14	09/14/2020

10.3	License Agreement, dated as of May 31, 2017, by and between Cook Biotech Incorporated and Aziyo Med, LLC	S-1	333-248788	10.16	09/14/2020

10.4	December 2017 Amendment to License Agreement, dated as of December 21, 2017, by and between Cook Biotech Incorporated and Aziyo Med, LLC	S-1	333-248788	10.17	09/14/2020

10.5†	Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan (as amended)	S-1	333-248788	10.1	09/14/2020

10.6†	Aziyo Biologics, Inc. 2020 Incentive Award Plan and form of stock option agreements thereunder					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.7†	Form of Restricted Stock Unit Award Agreement (approved August 2022)	10-Q	001-39577	10.4	11/14/2022

10.8†	Form of Restricted Stock Unit Award Agreement (approved October 2020)					*

10.9†	Aziyo Biologics, Inc. Non-Employee Director Compensation Program	S-1/A	333-248788	10.3	09/30/2020

10.10†	Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248788	10.4	09/30/2020

10.11†	Amended and Restated Employment Agreement, by and between the Registrant and Ronald Lloyd, dated as of September 30, 2021	S-1/A	333-248788	10.6	09/30/2020

10.12†	Separation and Release of Claims Agreement, dated June 21, 2022, by and between Ronald Lloyd and Aziyo Biologics, Inc.	8-K	001-39577	10.1	6/21/2022
10.13†	Employment Agreement, dated June 21, 2022, by and between C. Randal Mills, Ph.D. and Aziyo Biologics, Inc.	8-K	001-39577	10.2	6/21/2022

10.14†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Aziyo Biologics, Inc. and Thomas Englese	8-K	001-39577	10.2	12/30/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.15†	Letter Agreement, dated as of March 22, 2023, by and between Aziyo Biologics, Inc. and Thomas Englese					*

10.16†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Aziyo Biologics, Inc. and Matthew Ferguson	8-K	001-39577	10.1	12/30/2022

10.17†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-248788	10.12	09/30/2020

10.18#	Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	8/15/2022

10.19	Amendment Letter, dated as of October 9, 2022 to Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	10/13/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.20	Amendment Letter, dated as of November 10, 2022 to Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto (as amended by the Amendment Letter dated as of October 9, 2022)	10-Q	001-39577	10.3	11/14/2022

10.21	Amendment Letter, dated as of November 21, 2022, to the Credit Agreement, dated as of August 10, 2022, among Aziyo Biologics, Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	11.28

10.22	Amendment Letter, dated as of November 30, 2022, to the Credit Agreement, dated as of August 10, 2022, among Aziyo Biologics, Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	12/5/2022

21.1	Subsidiaries of Aziyo Biologics, Inc.	10-K	001-39577	21.1	03/8/2022

23.1	Consent of PricewaterhouseCoopers LLP					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Aziyo Biologics, Inc.

Date: March 23, 2023	By:	/s/ C. RANDAL MILLS, PH.D.
C. Randal Mills
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2023		/s/ MATTHEW FERGUSON
Matthew Ferguson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/C. Randal Mills, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 23, 2023
C. Randal Mills

/s/Matthew Ferguson	Chief Financial Officer (principal financial officer and principal accounting officer)	March 23, 2023
Matthew Ferguson

/s/Kevin Rakin	Chairperson of the Board of Directors	March 23, 2023
Kevin Rakin

/s/W. Matthew Zuga	Director	March 23, 2023
W. Matthew Zuga

/s/Maybelle Jordan	Director	March 23, 2023
Maybelle Jordan

/s/David Colpman	Director	March 23, 2023
David Colpman

/s/Brigid A. Makes	Director	March 23, 2023
Brigid A. Makes

AZIYO BIOLOGICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aziyo Biologics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aziyo Biologics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated recurring losses from operations and is expected to incur cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 23, 2023

We have served as the Company’s auditor since 2015.

AZIYO BIOLOGICS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$16,989	$30,393
Restricted cash	—	35
Accounts receivable, net	6,830	5,996
Inventory	10,052	9,554
Receivables of FiberCel litigation costs	13,813	—
Prepaid expenses and other current assets	3,015	1,450
Total current assets	50,699	47,428

Property and equipment, net	1,403	1,200
Intangible assets, net	15,069	18,466
Operating lease right-of-use assets and other	1,670	76
Total assets	$68,841	$67,170

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,328	$1,582
Accrued expenses	10,103	6,375
Payables to tissue suppliers	3,152	2,467
Current portion of long-term debt	—	8,059
Current portion of revenue interest obligation	8,990	2,750
Revolving line of credit	—	4,763
Contingent liability for FiberCel litigation	17,360	—
Current operating lease liabilities and other	682	5
Total current liabilities	42,615	26,001

Long-term debt	24,260	10,410
Long-term revenue interest obligation	5,916	16,540
Long-term operating lease liabilities	956	—
Other long-term liabilities	127	698
Total liabilities	73,874	53,649

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021, and 11,823,445 and 9,245,146 shares issued and outstanding, as of December 31, 2022 and December 31, 2021, respectively	12	9
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of December 31, 2022 and December 31, 2021 and 4,313,406 issued and outstanding as of December 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	132,939	118,599
Accumulated deficit	(137,988)	(105,091)
Total stockholders’ equity (deficit)	(5,033)	13,521
Total liabilities and stockholders' equity (deficit)	$68,841	$67,170

The accompanying notes are an integral part of these consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Year Ended
	December 31,
	2022	2021
Net sales	$49,187	$47,390
Cost of goods sold	29,965	28,368
Gross profit	19,222	19,022
Sales and marketing	20,195	18,825
General and administrative	16,627	13,687
Research and development	8,940	9,266
FiberCel litigation costs, net	5,200	276
Total operating expenses	50,962	42,054
Loss from operations	(31,740)	(23,032)
Interest expense	5,282	5,324
Other income, net	(4,159)	(3,579)
Loss before provision for income taxes	(32,863)	(24,777)
Income tax expense	34	55
Net loss	$(32,897)	$(24,832)
Net loss per share - basic and diluted	$(2.38)	$(2.38)

Weighted average common shares outstanding - basic and diluted	13,832,887	10,444,767

The accompanying notes are an integral part of these consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share and Per Share Data)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	7,091,960	$7	3,134,162	$3	$101,080	$(80,259)	$20,831
Proceeds from stock option exercises	3,305	—	—	—	26	—	26
Proceeds from sale of common stock through Employee Stock Purchase Plan	27,244	—	—	—	208	—	208
Issuance of common stock through private placement, net of issuance costs of $247	2,122,637	2	1,179,244	1	13,750	—	13,753
Stock-based compensation	—	—	—	—	3,535	—	3,535
Net loss	—	—	—	—	—	(24,832)	(24,832)
Balance, December 31, 2021	9,245,146	$9	4,313,406	$4	$118,599	$(105,091)	$13,521
Proceeds from stock option exercises	13,887	—	—	—	78	—	78
Additional issuance costs in connection with private placement	—	—	—	—	(110)	—	(110)
Proceeds from sale of common stock through Employee Stock Purchase Plan	74,408	—	—	—	317	—	317
Proceeds from sale of common stock in secondary public offering, net of issuance costs of $966	2,350,000	3	—	—	10,196	—	10,199
Vesting of restricted stock units, net of shares withheld and taxes paid	140,004	—	—	—	(395)	—	(395)
Issuance of warrants in connection with debt financing	—	—	—	—	607	—	607
Stock-based compensation	—	—	—	—	3,647	—	3,647
Net loss	—	—	—	—	—	(32,897)	(32,897)
Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)

The accompanying notes are an integral part of these consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2022	2021
Net loss	$(32,897)	$(24,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,733	3,730
(Gain) loss on extinguishment of debt	311	(3,029)
(Gain) on revaluation of revenue interest obligation	(4,962)	—
Amortization of deferred financing costs and debt discount	115	121
Interest expense recorded as additional revenue interest obligation or long-term debt	2,908	2,654
Stock-based compensation	3,647	3,535
Changes in operating assets and liabilities:
Accounts receivable	(834)	1,170
Inventory	(498)	563
Receivables of FiberCel litigation costs	(13,813)	—
Prepaid expenses and other	(1,526)	1,442
Accounts payable and accrued expenses	4,908	(420)
Obligations to tissue suppliers	685	172
Contingent liability for FiberCel litigation	17,360	—
Deferred revenue and other liabilities	(571)	(552)
Net cash used in operating activities	(21,434)	(15,446)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(540)	(369)
Net cash used in investing activities	(540)	(369)
FINANCING ACTIVITIES:
Proceeds from public offering or private placement, net of offering costs	10,089	13,753
Net borrowings (repayments) under revolving line of credit	(4,763)	(1,751)
Proceeds from stock option exercises	78	26
Proceeds from long-term debt	25,000	—
Deferred financing costs	(468)	—
Repayments of long-term debt	(18,615)	(2,778)
Costs related to the extinguishment of debt	(633)	—
Payments on revenue interest obligation	(2,075)	(2,747)
Payments for taxes upon vesting of restricted stock units	(395)	—
Proceeds from sales of common stock through Employee Stock Purchase Plan	317	208
Net cash provided by financing activities	8,535	6,711

Net decrease in cash and restricted cash	(13,439)	(9,104)

Cash and restricted cash, beginning of period	30,428	39,532
Cash and restricted cash, end of period	$16,989	$30,428

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$5,480	$4,984
Fair value of warrants issued	$607	$—
Forgiveness of SBA PPP loan	$-	$3,029

The accompanying notes are an integral part of these consolidated financial statements.

AZIYO BIOLOGICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Aziyo Biologics, Inc. (together with its consolidated subsidiaries, "Aziyo” or the “Company”) is a regenerative medicine company, with a focus on patients receiving implantable medical devices. The Company has developed a portfolio of regenerative products using both human and porcine tissue that are designed to be as close to natural biological material as possible. Aziyo’s portfolio of products span the device protection, women’s health, orthobiologics and cardiovascular markets. These products are primarily sold to healthcare providers or commercial partners. The Company also sells human tissue products under contract manufacturing and certain other arrangements with corporate customers.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the year ended December 31, 2022, the Company incurred a net loss of $32.9 million, and as of December 31, 2022, the Company had an accumulated deficit of $138.0 million. In addition, during the year ended December 31, 2022, the Company used $21.4 million of cash in operating activities, and expects to continue to incur cash outflows in 2023. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, the Company may seek to raise capital through the issuance of common stock or debt, restructure its Revenue Interest Obligation (as such term is defined, and further described, in Note 10), or pursue asset sale or other transactions.  However, such transactions may not be successful and the Company may not be able to raise additional equity or debt,  restructure its Revenue Interest Obligation, or sell or license assets on acceptable terms, or at all. As such, based on its current operating plans, the Company believes there is uncertainty as to whether its future cash flows along with its existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet the Company’s anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of the financial statements.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. That is, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year financial statement presentation. The reclassifications relate to the separate presentation of prior year costs related to the FiberCel Litigation.

Such costs were formerly shown as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets, the valuation of stock-based awards, the valuation of the revenue interest obligation, the contingent liability for the FiberCel Litigation and deferred income taxes are made at the end of each financial reporting period by management. Management continually re-evaluates its estimates, judgments and assumptions, and management's evaluation could change. Actual results could differ from those estimates.

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

Net Loss per Share

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock) and Class B common stock, $0.001 par value per share (the “Class B common stock). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average shares outstanding during the period. For purposes of the diluted net income (loss) per share attributable to common stockholders calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for both periods presented.

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

Under the provisions of the Company’s former revolving credit facility, the MidCap Credit Facility (as such term is defined, and further described in Note 9), the Company had a lockbox arrangement with the banking institution whereby daily lockbox receipts were contractually utilized to pay down outstanding balances on the MidCap Credit Facility debt. Lockbox receipts that had not yet been applied to the MidCap Credit Facility were classified as restricted cash in the accompanying consolidated balance sheets.  The following table provides a reconciliation of cash and restricted cash included in the consolidated balance sheets to the amounts included in the statements of cash flows (in thousands).

	December 31,
	2022	2021
Cash	$16,989	$30,393
Restricted cash	—	35
Total cash and restricted cash shown in statements of cash flows	$16,989	$30,428

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for doubtful accounts and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowance for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowance for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowance for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company's allowance for doubtful accounts was approximately $0.1 million as of December 31, 2022 and 2021.

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

Leases

In February 2016, the FASB issued ASU No 2016-02 “Leases” to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Accordingly, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. Aziyo adopted the standard in the fourth quarter of 2022 for the full 2022 year resulting in the recognition of a Right-of-use (“ROU”) asset and operating lease liability on the Company’s consolidated balance sheet of approximately $2.4 million as of January 1, 2022. As the ROU asset and the lease payable obligation were essentially the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

The Company determines if an arrangement contains a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company combines lease and non-lease elements for office leases.

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the years ended December 31, 2022 and 2021.

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

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in sales and marketing costs. Shipping and handling costs were approximately $0.3  million for both the years ended December 31, 2022 and 2021.

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

Deferred Rent

Prior to the adoption of ASU 2016-02 (as noted above) in the year ended December 31, 2022, the Company recognized rent expense by the straight-line method over the lease term. Funds received from the lessor used to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At December 31, 2022 and 2021, the Company maintained $17.8 million and $30.9 million, respectively, in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2022 and 2021, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Segment Reporting

Operating segments are components of an entity that engage in business activities with discrete financial information available that is regularly reviewed by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. As discussed further in Note 19,  the Company has determined in its fourth quarter of 2022 that its operating and reportable segments are consistent with its major product groupings – device protection, women’s health, orthobiologics and cardiovascular. Segment results for the year ended December 31, 2021 have been restated to conform to the new segment presentation. See Note 19 for further discussion.

Note 3. Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost, including trade receivables, be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on relevant information about the credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of December 31, 2022, the Company had 656,689 shares of Class A common stock available for issuance under the 2020 Plan.

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

In accordance with the terms of his employment agreement, Dr. Mills (1) received a stock option award to purchase 456,278 shares of Class A common stock of the Company (the “Option Grant”) on June 21, 2022; three-fifths of such Option Grant is subject to time-based vesting (the “Time-Based Options”) and two-fifths of such Option Grant is subject to performance-based vesting (the “Performance Based Options”) and (2) is eligible to receive 224,734 restricted stock units (the “RSU Grant”); three-fifths of such RSU Grant is subject to time-based vesting (the “Time-Based RSUs”) and two-fifths of such RSU Grant is subject to performance-based vesting (the “Performance-Based RSUs”). One-third of the Time-Based Options vested on August 9, 2022 (end of  the Interim Period), and two-thirds of the Time-Based Options vest over a four-year vesting schedule with 25% vesting on the first anniversary of June 21, 2022 and the remaining portion vesting in twelve equal quarterly installments. One-third of the Time-Based RSUs vest on the grant date, and two-thirds of the Time-Based RSUs vest over a four-year vesting schedule in equal annual installments. The Performance-Based Options and Performance-Based RSUs each vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. Pursuant to the terms of the employment agreement, all of these awards were deemed granted on June 21, 2022, for purposes of and in accordance with ASC 718, Accounting for Stock Based Compensation; however, the  RSUs had not been legally granted as of December 31, 2022. It is anticipated that such RSUs will be legally granted prior to June 30, 2023, and the vested shares underlying the award will be deemed outstanding as of such time.

In connection with his resignation as President and Chief Executive Officer, Mr. Lloyd and the Company entered into a separation agreement, pursuant to which Mr. Lloyd remained a full-time, non-officer employee of the Company through September 30, 2022 to assist with the transition of his duties to his successor. On September 30, 2022, Mr. Lloyd received: (i) cash severance in an amount equal to his base salary for a period of 12 months and 100% of his annual target bonus and (ii) the COBRA benefits, during the 12-month period following September 30, 2022. The Company recognized

Mr. Lloyd’s severance costs totaling approximately $1.0 million over the period from June 21, 2022 through September 30, 2022, and as of December 31, 2022, all such expenses remaining to be paid were included in Accrued Expenses in the accompanying consolidated balance sheets.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of seven to ten years, and vest over a  four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the years ended December 31, 2022 and 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2021	1,386,811	$13.28	7.8	$179
Granted	1,246,904	$5.91
Exercised	(13,887)	$5.57
Forfeited	(755,089)	$10.83
Outstanding, December 31, 2022	1,864,739	$9.41	7.5	$8
Vested and exercisable, December 31, 2022	723,793	$11.25	5.0	$-

As of December 31, 2022, there was approximately $4.3 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted- average period of 2.5 years. The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 were $3.30 and $7.26, respectively. The total intrinsic value of options exercised was not material for both the years ended December 31, 2022 and 2021.

The Company uses the Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. Before the completion of the Company’s IPO, the Board of Directors determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is primarily based on the historical volatility of comparable companies in the industry whose share prices are publicly available. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of options during the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Expected term (years)	6.2	5.9
Risk-free interest rate	2.3%	1.0%
Volatility factor	63.8%	63.6%
Dividend yield	—	—

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

A summary of the RSU activity under the Company’s 2020 Plan for the year ended December 31, 2022 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2021	235,985	$15.98
Granted	586,083	$4.08
Vested	(238,617)	$6.64
Forfeited	(211,144)	$11.40
Unvested, December 31, 2022	372,307	$5.90

The total fair value of the RSUs granted during the year ended December 31, 2022 and 2021 of $2.4 million and $1.3 million, respectively was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the vesting period of three to four years.

During the year ended December 31, 2022, the Company granted 289,282 Performance-Based RSUs, with 209,054 still outstanding at December 31, 2022. All such RSUs, including those granted to Dr. Mills and described above, vest only if or when the Company’s Class A common stock closing price is at or exceeds a defined share price for a defined period of time. As such, all of these awards have been accounted for as market condition awards. Given the nature of these market condition arrangements, an option pricing model, the Monte Carlo model, was used to determine the fair value of these RSUs as well as the expense recognition term of two to three years using the graded vesting method.

As of December 31, 2022, $1.5 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of two years.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Aziyo Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount equal to the lesser of (i) 1% of the total shares of Class A common stock outstanding on the final day of the immediately preceding calendar year; or (ii) a lesser number of shares determined by the Company’s board of directors. As of December 31, 2022, the total shares of Class A common stock authorized for issuance under the ESPP was 380,997, of which 279,345 remained available for future issuance. During the year ended December 31, 2022, 74,408 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2022 and 2021 comprised of the following (in thousands):

	Year Ended
	December 31,
	2022	2021
Sales and marketing	$1,047	$654
General and administrative	1,935	2,186
Research and development	483	531
Cost of goods sold	182	164
Total stock-based compensation expense	$3,647	$3,535

Note 5. Inventory

Inventory as of December 31, 2022 and 2021 was comprised of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$1,716	$1,880
Work in process	623	834
Finished goods	7,713	6,840
Total	$10,052	$9,554

Note 6. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 were comprised of the following (in thousands):

	December 31,
	2022	2021
Processing and research equipment	$4,348	$3,853
Leasehold improvements	613	606
Office equipment and furniture	188	187
Computer hardware and software	998	994
	6,147	5,640
Less: accumulated depreciation and amortization	(4,744)	(4,440)
Property and equipment, net	$1,403	$1,200

Depreciation and amortization expense on property and equipment totaled approximately $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, of which approximately $0.2 million and $0.1 million, respectively, are included within cost of goods sold in the accompanying consolidated statements of operations.

Note 7. Leases

The Company leases two production facilities, one administrative and research facility and one administrative facility under non-cancelable operating lease arrangements that expire through November 2025. All leases contain renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2022 (in thousands):

	Classification on the Balance Sheet	December 31, 2022
Assets
Operating leases assets	Operating lease right-of-use assets and other	$1,576

Liabilities
Operating leases current liabilities	Current operating lease liabilities and other	682
Operating leases non-current liabilities	Long-term operating lease liabilities	956
Total lease liabilities		$1,638

Weighted average remaining lease term		2.5
Weighted average discount rate		7.2%

For the year ended December 31, 2022, the Company recognized operating lease cost of approximately $1.0 million and expenses related to non-lease elements such as building maintenance and utilities of $0.5 million. Cash paid for amounts included in the measurement of operating lease liabilities are included in operating cash flows and were approximately $1.0 million for the year ended December 31, 2022.

For the year ended December 31, 2021, the Company recorded rent expense on a straight-line basis over the life of the lease and the difference between the average rent expense and cash payments for rent was recorded as deferred rent and included in accrued liabilities on the balance sheet as of December 31, 2021. Rent expense for the year ended December 31, 2021 was approximately $1.2 million and is included as a component of either cost of goods sold or general and administrative expenses.

The table below reconciles the Company’s future cash obligations to the operating lease liabilities recorded on the balance sheet as of December 31, 2022 (in thousands):

Years ending December 31,
2023	$774
2024	554
2025	470
Total minimum lease payments	1,798
Less: amount of lease payments representing interest	(160)
Present value of future minimum lease payments	1,638
Less: current operating lease liabilities	(682)
Long-term operating lease liabilities	$956

Note 8. Intangible Assets

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

The components of identified intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Acquired products	$29,317	$(16,334)	$12,983	$29,317	$(13,409)	$15,908
Customer relationships	4,723	(2,637)	2,086	4,723	(2,165)	2,558
Total	$34,040	$(18,971)	$15,069	$34,040	$(15,574)	$18,466

Acquired products and customer relationships are both amortized over a ten-year period. Amortization expense totaled approximately $3.4 million for each of the years ended December 31, 2022 and 2021, which is included in cost of goods sold in the accompanying consolidated statements of operations. Annual amortization expense is expected to be approximately $3.4 million during the years ended December 31, 2023 through 2026 and approximately $1.5 million during the year ended December 31, 2027.

Note 9. Long-Term Debt

On May 31, 2017, Aziyo entered into a $12 million term loan facility (the “MidCap Loan Facility”) and an $8.0 million asset-backed revolving line of credit (the “MidCap Credit Facility”), under which the Company’s borrowing capacity was limited by certain qualifying assets, with a financial institution (the “May 2017 Financing”). The MidCap Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3.0 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the MidCap Loan Facility to $20 million. The borrowings under the MidCap Loan Facility and the MidCap Credit Facility were fully repaid with a portion of the proceeds from the SWK Loan Facility (as defined below) as more fully described below.

On August 10, 2022 (the “Closing Date”), the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto (the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million drawn was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which had not been entered into as of December 31, 2022.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if certain conditions have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of December 31, 2022, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the Initial Term Loan with the balance paid at maturity. The SWK Loan Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of December 31, 2022, Aziyo was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (the “SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 4.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if the conditions to draw the Additional Term Loan have not been met, or (y) if such conditions to draw the Additional Term Loan have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination and prepayment penalties equal to: (i) if such prepayment occurs prior to the first anniversary of the Closing Date, 2% of  the aggregate principal amount funded prior to the termination plus remaining unpaid interest payments scheduled to be paid during the first year of the loan or (ii) if such prepayment occurs after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, 2% of the aggregate principal amount funded prior to the termination. The weighted average interest rate on the SWK Loan Facility was 12.6% for the period from August 10, 2022 through December 31, 2022.

On August 10, 2022, the Company issued to SWK Funding LLC a warrant (the “Warrant”) to purchase, in the aggregate, up to 187,969 shares of Class A common stock of the Company, $0.001 par value per share at an exercise price of $6.65 per share. The Warrant is immediately exercisable for up to 187,969 shares of Class A common stock from time to time on or after the Closing Date.  The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the Class A common stock. Unless earlier exercised or terminated in accordance with its terms, the Warrant will expire on the seventh anniversary of the Closing Date. Upon issuance, the Company valued the Warrant at approximately $0.6 million using the Black-Scholes model. The recognition of the Warrant as well as deferred financing costs of approximately $0.5 million incurred in securing the SWK Loan Facility served to reduce the recorded value of the associated debt. The debt discount and deferred financing costs will be recognized as interest expense through the maturity of the loan.

The Company used $16 million of the proceeds of the SWK Loan Facility to repay all outstanding obligations on the MidCap Loan Facility and MidCap Credit Facility. Such payment included (i) $12.8 million to repay all outstanding principal and accrued interest on the MidCap Loan Facility, (ii) $1.7 million to pay the prepayment and exit fees on the MidCap Loan Facility and (iii) $1.5 million to repay the outstanding balance, accrued interest and exit fees on the MidCap Credit Facility. The prepayment fees, payment of unaccrued exit fees and the write-off of unamortized deferred financing costs resulted in a loss to the Company of approximately $1.2 million which has been recorded as other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2022.

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the year ended December 31, 2022.

Borrowings under the MidCap Loan Facility, as amended, bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. The weighted average interest rate on MidCap Loan Facility was 9.5% from January 1, 2022 through August 10, 2022 (the “Repayment Date”) and for the year ended December 31, 2021.

Borrowings under the MidCap Credit Facility bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The weighted average interest rate on MidCap Credit Facility was 7.2% from January 1, 2022 through the Repayment Date and  for the year ended December 31, 2021.

During 2017, the Company restructured certain of its liabilities with a tissue supplier and entered into an unsecured promissory note totaling $2.1 million. The note bears interest at 5% and includes quarterly interest-only payments in 2017 and quarterly interest and principal payments from March 31, 2018 through August 31, 2021. The Company used $1.4 million of the proceeds from the SWK Loan Facility to repay the remaining balance on the promissory note; however the accrued interest on the promissory note was forgiven by the lender. Such forgiveness resulted in a gain to the Company of approximately $0.4 million which has been recorded as other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2022.

In May 2020, Aziyo entered into a promissory note with Silicon Valley Bank that provided for the receipt by the Company of loan proceeds totaling approximately $3.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In September 2021, Aziyo was notified by the U.S. Small Business Administration that the entire balance of the Company’s PPP Loan and all related accrued interest was forgiven. Such forgiveness resulted in a gain to the Company of approximately $3.0 million which has been recorded as other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2021.

As of December 31, 2022, the contractual maturities of the long-term debt are as follows (in thousands):

Years ending December 31,	Term Loan
2023	$—
2024	1,263
2025	5,051
2026	5,051
2027	13,890
Total	25,255
Debt Discount	(562)
Deferred Financing Costs	(433)
Total, net	24,260
Current Portion	—
Long-term Debt	$24,260

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of December 31, 2022 and 2021.

Note 10. Revenue Interest Obligation

As part of the CorMatrix asset acquisition described in Note 8, the Company assumed a restructured, long-term obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Revenue Interest Obligation require Aziyo to pay Ligand, 5% of future sales of the products Aziyo acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as the version of CanGaroo that Aziyo is currently developing that is designed to include antibiotics.

Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

The Company recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the short-term portion as of December 31, 2022 comprised of (i) the 2023 minimum payments, (ii) the first $5.0 million sales milestone payment noted above and (iii) the unpaid portion of the 2022 minimum payments. The short-term portion as of December 31, 2021 was comprised of the 2022 minimum payments.  Interest expense related to the Revenue Interest Obligation of approximately $2.7 million was recorded for both the years ended December 31, 2022 and 2021. See Note 11 for discussion of the value of this obligation.

Note 11. Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Revenue Interest Obligation*	—	—	19,290	19,290
Total	$—	$—	$19,290	$19,290

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Revenue Interest Obligation*	—	—	14,906	14,906
Total	$—	$—	$14,906	$14,906

*Net Present Value; see discussion of value below

The Company has estimated the value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the consolidated statements of operations using the catch-up method. In connection with our estimation at December 31, 2022, it was determined that the estimated future payments, discounted at the original discount rate, had decreased since the prior estimates. Such decrease was primarily the result of anticipated changes to our strategic partnerships relative to sales of both our CanGaroo and cardiovascular product lines that will impact the timing and extent of such sales and, thereby, will reduce expected future payments to Ligand. The change to estimated future payments yielded a reduction to the total Revenue Interest Obligation of approximately $5.0 million for the year ended December 31, 2022 with such amount recognized as a gain in Other income, net in our consolidated statement of operations. There was no change to estimated future payments during the year ended December 31, 2021 and thus, no re-measurement gain or loss was recognized..

The following table provides a rollforward of the aggregate fair value of the Revenue Interest Obligation categorized with Level 3 inputs for the years ended December 31, 2022 and 2021 (in thousands):

Balance as of January 1, 2021	$19,383
Payments on Revenue Interest Obligation	(2,747)
Interest accrued to Revenue Interest Obligation	2,654
Balance as of December 31, 2021	$19,290
Payments on Revenue Interest Obligation	(2,075)
Interest accrued to Revenue Interest Obligation	2,653
Gain on revaluation of revenue interest obligation	(4,962)
Balance as of December 31, 2022	$14,906

Note 12. Income Taxes

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

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Years Ended December 31,
	2022	2021
Tax benefit at U.S. statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	1.9%	1.6%
Nondeductible expenses	(0.3)%	1.6%
State law changes	0.5%	0.4%
Other	0.1%	0.3%
Change in valuation allowance	(23.3)%	(25.1)%
Income tax expense	(0.1)%	(0.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. As of December 31, 2022 and 2021, significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Tax goodwill	$2,947	$3,267
Net operating loss carryforwards	19,743	14,794
Inventory	491	647
Acquired intangibles	1,452	1,174
Revenue interest obligation	774	1,347
Interest expense	2,533	1,866
Research and development costs	1,749	-
Operating lease liability	364	-
FiberCel litigation costs	669	-
Other	2,045	1,314
Total assets	32,767	24,409
Deferred tax liabilities:
Operating lease right-to-use assets	(350)	-
Prepaid expenses	(562)	(200)
Total liabilities	(912)	(200)

Total net deferred tax asset	31,855	24,209
Valuation allowance	(31,855)	(24,209)
Net deferred tax asset, net of valuation allowance	$—	$—

The Company did not recognize any deferred benefit for income taxes for the years ended December 31, 2022 and 2021, as the increases to the respective net deferred tax assets of $7.6 million and $6.2 million, respectively, were offset by corresponding increases to the Company’s deferred tax asset valuation allowance due to uncertainty of realizing the deferred tax assets.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Based on the uncertainty of future taxable income generation, as of December 31, 2022 and 2021, the Company has provided valuation allowances against all deferred tax assets.

The Company regularly assesses the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The income tax expense for the years ended December 31, 2022 and 2021 relates to current amounts due on certain state tax obligations.

As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $86.9 million, comprised of  $17.7 million that will expire beginning in 2036 and $69.3 million that have no expiration date. The Company also had state net operating loss carryforwards of approximately $26.4 million that will expire beginning in 2030. Utilization of the net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.

As of December 31, 2022, the Company had no unrecognized tax benefits.

Note 13. Stockholders’ Equity

Public Offering of Common Stock

On December 1, 2022, the Company issued and sold 2,350,000 shares of its Class A common stock at a price to the public of $4.75 per share in a registered underwritten public offering, resulting in net proceeds to the Company of approximately $10.2 million, after deducting underwriting discounts and offering expense.

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

Note 14. Retirement Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.3 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Note 15. Net Loss Per Share

	Year Ended
(in thousands, except share and per share data)	December 31,
	2022	2021
Numerator:
Net loss	$(32,897)	$(24,832)
Denominator:
Weighted average number of common shares - basic and diluted	13,832,887	10,444,767
Net loss per share - basic and diluted	$(2.38)	$(2.38)

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

	December 31,
	2022	2021
Options to purchase common stock	1,864,739	1,386,811
Restricted stock units	372,307	235,985
Class A common stock warrants	187,969	—
Total	2,425,015	1,622,796

Note 16. Distribution Agreements

ViBone Exclusivity Agreement

In August 2018, the Company entered into an agreement with Surgalign Holdings, Inc. (formerly RTI Surgical, Inc.) (“Surgalign Holdings”) for the exclusive distribution in the United States of the Company’s ViBone® cellular bone product. Such agreement includes requirements that Surgalign Holdings purchase certain annual minimum quantities for years 2019 through 2021 and also included an upfront payment of $2.0 million for the exclusivity. Such upfront payment was recorded as deferred revenue and was amortized into revenue through the 2021 minimum purchase period. During each of the year ended December 31, 2021, Aziyo recognized approximately $0.6 million as revenue.

Significant Customers

The Company sells certain of its products under large contract manufacturing or distribution arrangements. The following table presents percentage of total revenues derived from the Company’s largest customers:

	Year Ended
	December 31,
	2022	2021
Percent of revenues derived from:
Customer A	11%	10%
Customer B	5%	4%
Customer C	-	11%

	December 31,	December 31,
	2022	2021
Percent of accounts receivable derived from:
Customer A	12%	12%
Customer B	10%	4%
Customer C	-	-

In December 2021, the Company terminated our distribution agreement with Medtronic (Company C in the tables above) as a result of the Company’s voluntary recall of the Company’s FiberCel product.

Note 17. Commitment and Contingencies

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook. The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the years ended December 31, 2022 and 2021. Aziyo has also entered into an amendment to the Cook license agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of  $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Aziyo. The Company, in its sole discretion, can terminate the license agreement at any time.

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

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 58 lawsuits (60 plaintiffs) in Indiana, Delaware, Florida, Maryland, Colorado, Michigan, Ohio, Kentucky, Oregon, North Carolina, Louisiana and Illinois have been filed against Aziyo Biologics Inc., certain Medtronic entities, and others alleging that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations. Such lawsuits were filed in Indiana state court (collectively, the “Indiana State Complaints”); the Superior Court of the State of Delaware (collectively, the “Delaware State Complaints”); the Circuit Court of Maryland (collectively, the “Maryland State Complaints”); the Court of Common Pleas of Ohio (“Ohio State Complaint”); the Northern District of Ohio (“Ohio Federal Complaint”); the U.S. District Court for the Western District of North Carolina (“North Carolina Federal Complaint”); the U.S. District Court for the Northern District of Florida (“Florida Federal Complaint”); U.S. District Court for the Eastern District of Michigan and the Eastern District of Michigan (collectively “Michigan Federal Complaints.”); the U.S. District Court for the District of Colorado (“Colorado Federal Complaint”); the U.S. District Court for the District of Oregon (“Oregon Federal Complaint”); the Fayette, Kentucky Circuit Court and the U.S. District Court for the Eastern District of Kentucky (collectively, “Kentucky Complaints.”); the U.S. District Court for the Western District of Louisiana (“Louisiana Federal Complaint”) and the Circuit Court of Cook County, Illinois (“Illinois State Complaint”).

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

In addition to the above, there are 47 claims related to the FiberCel recall that have not yet resulted in a lawsuit. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Aziyo’s liability in 26 of the cases was settled for a total of approximately $7.3 million. Settlement agreements have been executed in 20 of those cases and settlements of the remaining six cases are pending finalization of the related settlement agreements. Of these settled matters, 11 cases were both settled and paid as of December 31, 2022 for a total cash outlay of $3.6 million. For the remaining 81 cases for which settlements have not been reached, the Company estimated a probable loss related to each case and has recorded a liability at an estimated amount of $13.7 million bringing the total estimated liability at December 31, 2022 to $17.4 million, which is recorded as Contingent Liability for FiberCel Litigation in the accompanying consolidated balance sheets.  Although the Company believes there is a possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In order to reasonably estimate the liability for the unsettled FiberCel Litigation cases, the Company, along with outside legal counsel, has assessed a variety of factors, including (i) the extent of the injuries incurred, (ii) recent experience on the settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the FiberCel Litigation. While the Company believes its estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As more information is learned about asserted claims and potential future trends, adjustments may be made to this Contingent Liability for FiberCel Litigation as appropriate.

Defense costs are recognized in the accompanying consolidated statements of operations as incurred.

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation product liability losses as well as legal defense costs. Additionally, the Company has various potential indemnity and/or contribution rights against third party sources with respect to certain product liability losses. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables at December 31, 2022 totaled $13.8 million and are recorded as Receivables of FiberCel Litigation Costs in the accompanying consolidated balance sheets.

The indemnity and contribution receivables amount at December 31, 2022 represents amounts that are not believed to be subject to any current dispute. At December 31, 2022, the Company continues to pursue up to $3.8 million or more in additional amounts in respect of such indemnity and contribution claims and as such, has not been reflected as part of this receivable. The Company will vigorously pursue its position with respect to this amount.

As of both December 31, 2022 and December 31, 2021, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation.

Note 18. Related Party Transactions

As part of the contribution of assets transacted from Tissue Banks International, now KeraLink International (“KeraLink”), to Aziyo upon formation of the Company, a provision existed which guaranteed a certain level of working capital, as defined, on the opening balance sheet of Aziyo. Such guarantee was largely finalized in 2016; however, an additional $0.4 million was received by the Company in connection with a settlement reached in 2018. Furthermore, as part of the 2018 settlement, it was agreed that when KeraLink sells its Aziyo common shares for net proceeds greater than $550,000, KeraLink is obligated to pay Aziyo $550,000 within three days of such cash being received. In May 2021, KeraLink sold Aziyo common shares for proceeds in excess of $550,000, and as such, remitted $550,000 to Aziyo in full satisfaction of the 2018 settlement. Amounts received in connection with this settlement were recorded as other income, net in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Note 19. Segment Information

The Company operates in four segments. These segments are based on financial information that is utilized by the Company’s CODM to assess performance and allocate resources. The Company determined its operating and reportable segments to be consistent with its major product groupings – Device Protection, Women’s Health, Orthobiologics and Cardiovascular.

For the years ended December 31, 2022 and 2021, the Company’s net sales disaggregated by segment were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Net sales:
Device protection	$9,093	$7,902
Women's health	7,474	5,046
Orthobiologics	25,338	26,934
Cardiovascular	7,282	7,508
Total Net Sales	$49,187	$47,390

For the years ended December 31, 2022 and 2021, the Company’s gross profit disaggregated by segment were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Gross profit:
Device protection	$6,114	$5,761
Women's health	3,137	914
Orthobiologics	7,583	9,742
Cardiovascular	5,785	6,001
Gross profit, excluding intangible asset amortization	22,619	22,418
Intangible asset amortization expense	3,397	3,396
Gross profit	$19,222	$19,022

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021

Gross profit	$19,222	$19,022
Adjustments:
Sales and marketing	(20,195)	(18,825)
General and administrative	(16,627)	(13,687)
Research and development	(8,940)	(9,266)
FiberCel litigation costs	(5,200)	(276)
Loss from operations	(31,740)	(23,032)
Interest expense	5,282	5,324
Other income, net	(4,159)	(3,579)
Loss before provision for income taxes	$(32,863)	$(24,777)

During the years ended December 31, 2022 and 2021, the Company did not have any international product sales to specific countries where such country-specific sales represented material product sales, and the Company did not own any long-lived assets outside the United States.