Form 10-Q
period 2023-03-31
AZIYO BIOLOGICS, INC.
filed 2023-05-12
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 11,921,739 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; our  anticipated expansion of our product development and research activities; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; our expectations and plans regarding pursuit of any strategic transactions; and our expectations relating to the FDA regulatory process for the CanGaroo RM Antibacterial Envelope are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Without limiting the foregoing, the words “aim,” “believe,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are not a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

•	our ability to continue as a going concern;

●	our ability to achieve or sustain profitability;

●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities for our products and product candidates;

●	our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;

•	our dependence on our commercial partners and independent sales agents to generate a substantial portion of our net sales;

•

our ability to maintain our relationships with our existing contract manufacturing customers and enter into agreements with new contract manufacturing customers, or if existing contract manufacturing customers reduce purchases of our products;

•	our ability to successfully execute or realize the anticipated benefits under our distribution arrangements with LeMaitre Vascular and Sientra;

•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

•	the continued and future acceptance of our products by the medical community;

•	our dependence on a limited number of third-party suppliers; and

●	our ability to defend against the various lawsuits related to our recall of a single lot of FiberCel and avoid a material adverse financial consequence; and

●	our ability to regain compliance with the listing standards of the Nasdaq Capital Market.

These and other important factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”) and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.aziyo.com/financials/sec-filings, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$11,789	$16,989
Accounts receivable, net	7,334	6,830
Inventory	11,055	10,052
Receivables of FiberCel litigation costs	10,921	13,813
Prepaid expenses and other current assets	2,367	3,015
Total current assets	43,466	50,699

Property and equipment, net	1,488	1,403
Intangible assets, net	14,220	15,069
Operating lease right-of-use assets and other	1,456	1,670
Total assets	$60,630	$68,841

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,498	$2,328
Accrued expenses	9,342	10,103
Payables to tissue suppliers	2,687	3,152
Current portion of revenue interest obligation	9,678	8,990
Contingent liability for FiberCel litigation	15,631	17,360
Current operating lease liabilities and other	588	682
Total current liabilities	41,424	42,615

Long-term debt	24,589	24,260
Long-term revenue interest obligation	5,750	5,916
Long-term operating lease liabilities	835	956
Other long-term liabilities	207	127
Total liabilities	72,805	73,874

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022, and 11,876,792 and 11,823,445 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	12	12
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of March 31, 2023 and December 31, 2022 and 4,313,406 issued and outstanding as of March 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	133,771	132,939
Accumulated deficit	(145,962)	(137,988)
Total stockholders’ deficit	(12,175)	(5,033)
Total liabilities and stockholders' deficit	$60,630	$68,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$13,050	$11,495
Cost of goods sold	6,719	7,214
Gross profit	6,331	4,281
Sales and marketing	5,356	4,818
General and administrative	3,679	4,025
Research and development	1,803	2,272
FiberCel litigation costs, net	1,911	88
Total operating expenses	12,749	11,203
Loss from operations	(6,418)	(6,922)
Interest expense	1,544	1,215
Loss before provision for income taxes	(7,962)	(8,137)
Income tax expense	12	12
Net loss	$(7,974)	$(8,149)
Net loss per share - basic and diluted	$(0.49)	$(0.60)

Weighted average common shares outstanding - basic and diluted	16,149,567	13,574,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)
Proceeds from sale of common stock through Employee Stock Purchase Plan	41,277	—	—	—	148	—	148
Vesting of restricted stock units	12,070	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	684	—	684
Net loss	—	—	—	—	—	(7,974)	(7,974)
Balance, March 31, 2023	11,876,792	$12	4,313,406	$4	$133,771	$(145,962)	$(12,175)

Balance, December 31, 2021	9,245,146	$9	4,313,406	$4	$118,599	$(105,091)	$13,521
Additional issuance costs in connection with Private Placement	—	—	—	—	(110)	—	(110)
Proceeds from sale of common stock through Employee Stock Purchase Plan	42,345	—	—	—	192	—	192
Vesting of restricted stock units	19,247	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(8,149)	(8,149)
Balance, March 31, 2022	9,306,738	$9	4,313,406	$4	$119,786	$(113,240)	$6,559

The accompanying notes are an integral part of these condensed consolidated financial statements

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(7,974)	$(8,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947	929
Amortization of deferred financing costs and debt discount	53	15
Interest expense recorded as additional revenue interest obligation or long-term debt	796	660
Stock-based compensation	684	1,105
Changes in operating assets and liabilities:
Accounts receivable	(504)	(14)
Inventory	(1,003)	(309)
Receivables of FiberCel litigation costs	2,892	—
Prepaid expenses and other	648	(1,580)
Accounts payable and accrued expenses	409	(492)
Obligations to tissue suppliers	(465)	417
Contingent liability for FiberCel litigation	(1,729)	—
Deferred revenue and other liabilities	80	68
Net cash used in operating activities	(5,166)	(7,350)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(182)	(34)
Net cash used in investing activities	(182)	(34)
FINANCING ACTIVITIES:
Additional issuance costs in connection with Private Placement	—	(110)
Net borrowings (repayments) under revolving line of credit	—	1,397
Repayments of long-term debt	—	(1,667)
Payments on revenue interest obligation	—	(681)
Proceeds from sales of common stock through Employee Stock Purchase Plan	148	192
Net cash provided by (used in) financing activities	148	(869)

Net decrease in cash and restricted cash	(5,200)	(8,253)

Cash and restricted cash, beginning of period	16,989	30,428
Cash and restricted cash, end of period	$11,789	$22,175

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$572	$1,162

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022. The financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the three months ended March 31, 2023, the Company incurred a net loss of $8.0 million, and as of March 31, 2023, the Company had an accumulated deficit of $146.0 million. In addition, during the three months ended March 31, 2023, the Company used $5.2 million of cash in operating activities, and expects to continue to incur cash outflows during the remainder of 2023. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, the Company may seek to raise capital through the issuance of common stock or debt, restructure its Revenue Interest Obligation (as such term is defined, and further described, in Note 7), or pursue asset sale or other transactions.  However, such transactions may not be successful and the Company may not be able to raise additional equity or debt,  restructure its Revenue Interest Obligation, or sell or license assets on acceptable terms, or at all. As such, based on its current operating plans, the Company believes there is uncertainty as to whether its future cash flows along with its existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet the Company’s anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of the financial statements.

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

Net Loss per Share Attributable to Common Stockholders

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock”) and Class B common stock, $0.001 par value per share (the “Class B common stock”). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average shares outstanding during the period. For purposes of the diluted net income (loss) per share attributable to common stockholders calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for both periods presented.

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

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for credit losses. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowance for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowance for credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowance for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

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

Leases

In February 2016, the FASB issued ASU No 2016-02 “Leases” to increase the transparency and comparability about leases among entities. ASU 2016-02 and certain additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting

Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. The Company determines if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company combines lease and non-lease elements for office leases.

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three months ended March 31, 2023 or 2022.

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

As noted above, the Company enters into contracts to primarily (i) sell and distribute products to healthcare providers or commercial partners, or (ii) produce and sell products under contract manufacturing arrangements with corporate customers, which are billed under ship and bill contract terms. Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that the Company expects to be entitled to in exchange for the transfer of control of the products to the Company’s customers. For all product sales, the Company has no further performance obligations and revenue is recognized at the point control transfers which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and from inventory physically held by distributors and direct sales representatives. For these types of products sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At March 31, 2023, the Company maintained $11.7 million in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash, the Company could lose its deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. The Company has not experienced any losses in such accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2023 and 2022, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost, including trade receivables, be presented net of the amount expected to be collected. The measurement of all expected credit losses is based on relevant information about the credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022. This ASU was effective for the Company beginning on January 1, 2023 and did not have a material impact on our condensed consolidated Financial Statements. The Company adopted this ASU using the modified retrospective transition method. Under this transition method, the new standard is applied from January 1, 2023 without restatement of comparative period amounts. The impact of transitioning to the new standard was immaterial and no adjustment was recorded to retained earnings for the cumulative effect of adopting this ASU on January 1, 2023. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of March 31, 2023, the Company had 1,630,411 shares of Class A common stock available for issuance under the 2020 Plan.

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

however, the  RSUs had not been legally granted as of March 31, 2023. Such RSUs were legally granted in April 2023 and the vested shares underlying the award were deemed outstanding as of such time.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the three months ended March 31, 2023 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2022	1,864,739	$9.41	7.5	$8
Granted	20,000	$4.50
Exercised	—	$—
Forfeited	(314,870)	$9.75
Outstanding, March 31, 2023	1,569,869	$9.28	8.2	$-
Vested and exercisable, March 31, 2023	548,300	$11.25	6.9	$-

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $2.79. As of March 31, 2023, there was approximately $3.4 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.4 years.

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

The following weighted-average assumptions were used to determine the fair value of options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Expected term (years)	6.0	6.2
Risk-free interest rate	4.3%	1.8%
Volatility factor	63.8%	63.8%
Dividend yield	—	—

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

A summary of the RSU activity under the Company’s 2020 Plan for the three months ended March 31, 2023 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2022	372,307	$5.90
Granted	—	$—
Vested	(12,070)	$14.53
Forfeited	(33,378)	$4.45
Unvested, March 31, 2023	326,859	$5.66

For the Performance-Based RSUs, including those granted to Dr. Mills as described above, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of two to three years using the graded vesting method.

As of March 31, 2023, $1.1 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Aziyo Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of March 31, 2023, the total shares of Class A common stock authorized for issuance under the ESPP was 542,365, of which 399,436 remained available for future issuance. During the three months ended March 31, 2023, 41,277 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2023 and 2022 was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Sales and marketing	$144	$195
General and administrative	454	682
Research and development	46	178
Cost of goods sold	40	50
Total stock-based compensation expense	$684	$1,105

Note 5. Inventory

Inventory was comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$1,705	$1,716
Work in process	737	623
Finished goods	8,613	7,713
Total	$11,055	$10,052

Note 6. Long-Term Debt

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

On August 10, 2022 (the “Closing Date”), the Company entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million drawn was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which had not been entered into as of March 31, 2023.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if certain conditions have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of March 31, 2023, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the outstanding principal on such principal payment commencement date with the balance paid at maturity. The SWK Loan Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of March 31, 2023, Aziyo was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (the “SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if the conditions to draw the Additional Term Loan have not been met, or (y) if such conditions to draw the Additional Term Loan have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination and prepayment penalties equal to: (i) if such prepayment occurs prior to the first anniversary of the Closing Date, 2% of  the aggregate principal amount funded prior to the termination plus remaining unpaid interest payments scheduled to be paid during the first year of the loan or (ii) if such prepayment occurs after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, 2% of the aggregate principal amount funded prior to the termination. The weighted average interest rate on the SWK Loan Facility was 13.7% for the three months ended March 31, 2023.

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

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the three months ended March 31, 2023.

The Company used $16 million of the proceeds of the SWK Loan Facility to repay all outstanding obligations on the MidCap Loan Facility and MidCap Credit Facility. Borrowings under the MidCap Loan Facility, as amended, bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. The weighted average interest rate on MidCap Loan Facility was 9.5% for the three months ended March 31, 2022. Borrowings under the MidCap Credit Facility bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The weighted average interest rate on MidCap Credit Facility was 7.2% for the three months ended March 31, 2022.

On May 12, 2023, the Company entered into a first amendment to the SWK Loan Facility Agreement with SWK and the other lenders party thereto. The amendment is described in further detail in Note 11 to these condensed consolidated financial statements.

Long-term debt was comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term Loan Facility, net of unamortized discount and deferred financing costs	$24,589	$24,260
Current Portion	—	—
Long-Term Debt	$24,589	$24,260

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of March 31, 2023 and December 31, 2022.

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

The Company recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments, along with the expected payment timing of the first $5.0 million sales milestone payment noted above, serving to establish the short-term portion. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the three months ended March 31, 2023 and 2022, and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation of approximately $0.5 million and $0.7 million was recorded for the three months ended March 30, 2023 and 2022, respectively.

Note 8. Commitments and Contingencies

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook (the “Cook License Agreement”). The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three months ended March 31, 2023 or 2022. Aziyo has also entered into an amendment to the Cook License Agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined in the Cook Amendment, occurs within Aziyo. The Company, in its sole discretion, can terminate the Cook License Agreement at any time.

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

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 71 lawsuits (73 plaintiffs) in Indiana, Delaware, Florida, Maryland, Colorado, Michigan, Ohio, Kentucky, Oregon, North Carolina, Louisiana, Illinois, Virginia, California and Arizona have been filed against Aziyo Biologics Inc., certain Medtronic entities, and others alleging that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations. Such lawsuits were filed in Indiana state court (collectively, the “Indiana State Complaints”); the Superior Court of the State of Delaware (collectively, the “Delaware State Complaints”); the Circuit Court of Maryland (collectively, the “Maryland State Complaints”); the Court of Common Pleas of Ohio (“Ohio State Complaint”); the Northern District of Ohio (“Ohio Federal Complaint”); the U.S. District Court for the Western District of North Carolina (“North Carolina Federal Complaint”); the U.S. District Court for the Northern District of Florida (“Florida Federal Complaint”); the U.S. District Court for the Eastern District of Michigan (collectively “the Michigan Federal Complaints.”); the U.S. District Court for the District of Colorado (“Colorado Federal Complaint”); the U.S. District Court for the District of Oregon (“Oregon Federal Complaint”); the Fayette, Kentucky Circuit Court and the U.S. District Court for the Eastern District of Kentucky (collectively, “Kentucky Complaints.”); the U.S. District Court for the Western District of Louisiana (“Louisiana Federal Complaint”) and the Circuit Court of Cook County, Illinois (“Illinois State Complaint”); Loudon County Virginia Circuit Court (“Virginia State Complaint”); the U.S. District Court for the Central District of California (“California Federal Complaint”) and the U.S. District Court for the District of Arizona (“Arizona Federal Complaint.”)

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and are seeking various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints alleges negligence, breach of implied warranty, breach of express warranty, and medical monitoring and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints are seeking economic, consequential, and punitive damages. The Maryland State Complaints assert claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Federal Complaint contains three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence and seeks compensatory damages. The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaints assert causes of action for negligence, gross negligence breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine. The Michigan Federal Complaints seek compensatory damages and punitive damages.  The North Carolina Federal Complaint alleges causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seeks both compensatory and punitive damages. The Oregon Federal Complaint asserts strict liability claims for defective design, defective manufacture, and failure to warn, and seeks compensatory damages.  The Ohio Federal Complaint asserts strict liability claims for defective manufacturing, inadequate warning, nonconformance with representations, and also alleges loss of consortium and seeks compensatory damages. The Kentucky Complaints assert strict liability claims based on manufacturing defect, design defect, failure to warn, negligence, breach of implied warranty, breach of express warranty, and seek recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages. The Louisiana Federal Complaint asserts claims of violation of the Louisiana products liability act, negligence and gross negligence, breach of implied warranty, breach of express warranty and seek recovery for medical monitoring. The Illinois State Complaints contain claims of strict liability- defective design and manufacturing, breach of express warranty, breach of implied warranty and negligence and seek compensatory damages. The Virginia State Complaint asserts causes of action for negligent failure to warn, negligence, breach of implied warranty, breach of express warranty and seeks recovery for medical monitoring, compensatory damages and punitive damages. The California Federal Complaint advances claims of strict liability (defective design and manufacture), negligence and breach of implied warranty and seeks compensatory damages and recovery for medical monitoring. The Arizona Federal Complaint asserts strict product liability claims for defective design, manufacture and failure to warn, negligence, breach of implied warranty and  breach of express warranty and seeks recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages.

In addition to the above, there are 36 claims related to the FiberCel recall that have not yet resulted in a lawsuit. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Aziyo’s liability in 26 of the cases was settled for a total of approximately $7.3 million. Of these settled matters, 21 cases were both settled and paid as of March 31, 2023 for a total cash outlay of $6.2 million. For the remaining 83 cases for which settlements have not been reached, the Company estimated a probable loss related to each case and has recorded a liability at an estimated amount of $13.2 million bringing the total estimated liability at March 31, 2023 to $14.3 million, which is recorded as Contingent Liability for FiberCel Litigation in the accompanying consolidated balance sheets.  Although the Company believes there is a possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In order to reasonably estimate the liability for the unsettled FiberCel Litigation cases, the Company, along with outside legal counsel, has assessed a variety of factors, including (i) the extent of the injuries incurred, (ii) recent experience on the settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the FiberCel Litigation. While the Company believes its estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As more information is learned about asserted claims and potential future trends, adjustments may be made to this Contingent Liability for FiberCel Litigation as appropriate.

Defense costs are recognized in the accompanying consolidated statements of operations as incurred.

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation product liability losses as well as legal defense costs. Additionally, the Company has various potential indemnity and/or contribution rights against third party sources with respect to certain product liability losses. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables at March 31, 2023 totaled $10.9 million and are recorded as Receivables of FiberCel Litigation Costs in the accompanying consolidated balance sheets.

The indemnity and contribution receivables amount at March 31, 2023 represents amounts that are not believed to be subject to any current dispute. At March 31, 2023, the Company continues to pursue up to $3.8 million or more in additional amounts in respect of such indemnity and contribution claims and as such, has not been reflected as part of this receivable. The Company will vigorously pursue its position with respect to this amount.

As of both March 31, 2023 and 2022, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation.

Note 9. Net Loss Per Share Attributable to Common Stockholders

	Three Months Ended
(in thousands, except share and per share data)	March 31,
	2023	2022
Numerator:
Net loss	$(7,974)	$(8,149)
Denominator:
Weighted average number of common shares - basic and diluted	16,149,567	13,574,058
Net loss per share - basic and diluted	$(0.49)	$(0.60)

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

	March 31,
	2023	2022
Options to purchase common stock	1,569,869	1,857,091
Restricted stock units	326,859	564,159
Class A common stock warrants	187,969	—
Total	2,084,697	2,421,250

Note 10. Segment Information

The Company operates in four segments. These segments are based on financial information that is utilized by the Company’s CODM to assess performance and allocate resources. The Company determined its operating and reportable segments to be consistent with its major product groupings – Device Protection, Women’s Health, Orthobiologics and Cardiovascular.

For the three months ended March 31, 2023 and 2022, the Company’s net sales disaggregated by segment were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net sales:
Device protection	$2,350	$2,053
Women's health	2,295	1,634
Orthobiologics	6,658	6,243
Cardiovascular	1,747	1,565
Total Net Sales	$13,050	$11,495

For the three months ended March 31, 2023 and 2022, the Company’s gross profit disaggregated by segment were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Gross profit:
Device protection	$1,796	$1,319
Women's health	1,052	674
Orthobiologics	2,957	1,903
Cardiovascular	1,375	1,234
Gross profit, excluding intangible asset amortization	7,180	5,130
Intangible asset amortization expense	849	849
Gross profit	$6,331	$4,281

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Gross profit	$6,331	$4,281
Adjustments:
Sales and marketing	(5,356)	(4,818)
General and administrative	(3,679)	(4,025)
Research and development	(1,803)	(2,272)
FiberCel litigation costs	(1,911)	(88)
Loss from operations	(6,418)	(6,922)
Interest expense	1,544	1,215
Loss before provision for income taxes	$(7,962)	$(8,137)

Note 11. Subsequent Event

On May 12, 2023, the Company entered into that certain First Amendment to the SWK Loan Facility Agreement with SWK, as agent, and the other lenders party thereto (the “Amendment”). Pursuant to the Amendment, the exit fee payable upon loan maturity or the earlier repayment in full of all outstanding obligations under the SWK Loan Facility Agreement was modified to be an amount equal to 6.5% of the aggregate principal amount funded prior to termination plus $62,500. In addition, the Amendment modified the minimum liquidity covenant applicable to the Company under the SWK Loan Facility Agreement, and now requires the Company to maintain a minimum liquidity of at least $5.0 million until August 15, 2023 (which date may be extended by SWK in its commercially-reasonable discretion, to November 15, 2023), and after such date, a minimum liquidity of at least the greater of (i) $5.0 million, and (ii) the sum of the operating cash burn (as defined in the SWK Loan Facility Agreement) for the two prior consecutive fiscal quarters then ended.

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

Overview

We are a commercial-stage regenerative medicine company focused on creating the next generation of differentiated products and improving outcomes in patients undergoing surgery. We seek to leverage our unique understanding of biologics to improve the interaction between medical devices and patients, with the goal of reducing complications and improving healing. From our proprietary tissue processing platforms, we have developed a portfolio of advanced regenerative medical products that are designed to mimic the healing response of natural biological material. Our proprietary products are designed to address the device protection, women’s health, orthobiologics and cardiovascular markets, which represented a combined $3 billion market opportunity in the United States in 2019. To expand our commercial reach, we have commercial relationships with major medical device companies, such as Boston Scientific, Biotronik, Sientra and beginning in April 2023, LeMaitre Vascular, to promote and sell some of our products. We believe our focus on our unique regenerative medicine platforms will ultimately maximize our probability of continued clinical and commercial success and will create a long-term competitive advantage for us.

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

We process all of our products at our two manufacturing facilities in Roswell, Georgia and Richmond, California, and stock inventory of raw materials, supplies and finished goods at those locations. We rely on a single or limited number of suppliers for certain raw materials and supplies. Except for the porcine tissue supplier of our raw materials for our CanGaroo and cardiovascular products, which is Cook Biotech, we generally have no long-term supply agreements with our suppliers, as we obtain supplies on a purchase order basis. Specifically, we acquire donated human tissue directly through tissue procurement firms engaged by us. Our products are shipped either directly to hospital customers or through distribution partners.

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and, more recently, with proceeds from our initial public offering (“IPO”) and a private placement of our common stock. We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, general and administrative, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2023, we had 144 employees.

We have incurred significant operating losses since our inception. We incurred a net loss of $8.0 million for the three months ended March 31, 2023. Our accumulated deficit as of March 31, 2023 was $146.0 million. We expect our losses to continue for the foreseeable future and these losses will continue to have an adverse effect on our financial position. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, including risks relating to our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGaroo RM, and our ability to successfully commercialize this product, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

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

FiberCel Recall

In June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel, our bone repair product formerly distributed by Medtronic, after learning of postsurgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis. For information about the FiberCel Litigation in which we are involved, the impact of such proceedings on our financial statements included in this Quarterly Report, and the possible future financial implications, see Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  The impact of FiberCel Litigation on our results of operations for the periods covered by this Quarterly Report are discussed below under “ – Results of Operations.”

Recent Strategic Transactions

In March 2023, we entered into an agreement with Sientra, a medical aesthetics company uniquely focused on plastic surgery, to expand the distribution of our women’s health segment product line, SimpliDerm. Under the agreement terms, Aziyo will grant Sientra certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery.

In April 2023, we entered into an agreement with LeMaitre Vascular, a provider of vascular devices, implants and services, granting LeMaitre Vascular the exclusive U.S. distribution rights for the products within its cardiovascular segment: ProxiCor® PC, ProxiCor® CTR, Tyke® and VasCure®. The term of the collaboration is three years, and LeMaitre Vascular will have the exclusive option to acquire the product line following the first year or under certain other circumstances.

We are also actively considering material strategic transactions in our device protection and orthobiologics business units. The types of transactions under consideration include exclusive supply agreements, co-promotion arrangements, exclusive distribution partnerships, and whole business unit divestitures. However, we intend to be selective and only execute agreements that we believe are in the best long-term interest of shareholders.

CanGaroo RM Status

We are currently developing a version of the CanGaroo Envelope, CanGaroo RM, that combines the envelope with antibiotics and is designed to reduce the risk of infection following surgical implantation of an electronic device. Based on feedback from the FDA, CanGaroo RM will require clearance of a 510(k) submission to be marketed in the United States. We submitted the required 510(k) in April 2022 and, in March 2023, received a Not Substantially Equivalent (“NSE”) letter from FDA requiring us to address questions relating to drug testing, primarily a request by FDA to modify an in vitro drug release assay employed as a manufacturing control.  We intend to address the questions raised in the NSE letter and continue to work with FDA for potential clearance via the 510(k) pathway. We anticipate being able to complete our responses to outstanding questions from FDA in the 2023 calendar year.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three months ended March 31, 2023 and 2022. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. During the three months ended March 31, 2023, our device protection and cardiovascular products were sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents; however, beginning in April 2023, our cardiovascular products will be sold domestically through our distribution agreement with LeMaitre Vascular and internationally through commercial partners. Our women’s health product, SimpliDerm, is sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Sientra.  Our orthobiologics products are sold through commercial partners. Our contract manufacturing products are sold directly to corporate customers. Gross to net sales adjustments include sales returns and prompt payment and volume discounts.

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

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our direct sales force, consisting of salaries, commission compensation, fringe benefits, meals and other expenses. Auto and travel costs have also historically contributed to sales and marketing expenses. Outside of our direct sales force, we incur significant expenses relating to commissions to our CanGaroo commercial partners and independent sales agents. Additionally, this expense category includes distribution costs as well as market research, trade show attendance, advertising and public relations related to our products, and customer service expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023		2022		Change 2022 / 2023
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$13,050	100.0%	$11,495	100.0%	$1,555	13.5%
Cost of goods sold	6,719	51.5%	7,214	62.8%	(495)	(6.9)%
Gross profit	6,331	48.5%	4,281	37.2%	2,050	47.9%
Sales and marketing	5,356	41.0%	4,818	41.9%	538	11.2%
General and administrative	3,679	28.2%	4,025	35.0%	(346)	(8.6)%
Research and development	1,803	13.8%	2,272	19.8%	(469)	(20.6)%
FiberCel litigation costs	1,911	14.6%	88	0.8%	1,823	NM
Total operating expenses	12,749	97.7%	11,203	97.5%	1,546	13.8%
Loss from operations	(6,418)	(49.2)%	(6,922)	(60.2)%	504	7.3%
Interest expense	1,544	11.8%	1,215	10.6%	329	27.1%
Loss before provision of income taxes	(7,962)	(61.0)%	(8,137)	(70.8)%	175	2.2%
Income tax expense	12	0.1%	12	0.1%	—	—%
Net loss	$(7,974)	(61.1)%	$(8,149)	(70.9)%	$175	2.1%

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended March 31,
	2023		2022
		% of Net		% of Net	Change 2022 / 2023
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$2,350	18.0%	$2,053	17.9%	$297	14.5%
Women's health	2,295	17.6%	1,634	14.2%	661	40.5%
Orthobiologics	6,658	51.0%	6,243	54.3%	$415	6.6%
Cardiovascular	1,747	13.4%	1,565	13.6%	$182	11.6%
Total Net Sales	$13,050	100.0%	$11,495	100.0%	$1,555	13.5%

Total net sales increased $1.6 million, or 13.5%, to $13.1 million in the three months ended March 31, 2023 compared to $11.5 million in the three months ended March 31, 2022, with such increase primarily attributable to volume growth in all four product segments.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended March 31,
	2023		2022
		Gross		Gross	Change 2022 / 2023
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$554	76.4%	$734	64.2%	$(180)	12.2%
Women's health	1,243	45.8%	960	41.2%	283	4.6%
Orthobiologics	3,701	44.4%	4,340	30.5%	(639)	13.9%
Cardiovascular	372	78.7%	331	78.8%	41	(0.1)%
Cost of goods sold, excluding intangible asset amortization	5,870	55.0%	6,365	44.6%	(495)	10.4%
Intangible asset amortization expense	849	(6.5)%	849	(7.4)%	—	0.9%
Total Cost of Goods Sold	$6,719	48.5%	$7,214	37.2%	$(495)	11.3%

Total cost of goods sold decreased $0.5 million to $6.7 million in the three months ended March 31, 2023 compared to $7.2 million in the three months ended March 31, 2022. Gross margin was 48.5% in the three months ended March 31, 2023 compared to 37.2% in the three months ended March 31, 2022. Gross margin, excluding intangible asset amortization, was 55.0% in the three months ended March 31, 2023 compared to 44.6% in the three months ended March 31, 2022. With respect to the individual product segments, the gross margin of device protection, women’s health and orthobiologics improved in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to operational efficiencies in the current year causing lower costs to manufacture the product. Also contributing to the improvement for the Orthobiologics segment in the three months ended March 31, 2023 was a larger percentage of segment sales from the higher margin viable bone matrix products versus contracted services.  Gross margin on our cardiovascular products was relatively flat between years.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.6 million, or 11.2%, to $5.4 million in the three months ended March 31, 2023 compared to $4.8 million in the three months ended March 31, 2022. As a percentage of sales, sales and marketing expenses decreased to 41.0% in the three months ended March 31, 2023 from 41.9% in the three months ended March 31, 2022. The increase in expense was largely attributable to approximately $0.5 million of severance costs on the previously announced reduction in force which occurred in the first quarter of 2023 and primarily impacted certain members of sales and marketing management.

General and Administrative

G&A expenses decreased $0.3 million, or 8.6%, to $3.7 million in the three months ended March 31, 2023 compared to $4.0 million in the three months ended March 31, 2022. As a percentage of net sales, G&A expenses decreased to 28.2% in the three months ended March 31, 2023 from 35.0% in the three months ended March 31, 2022. The decrease in expense was primarily due to lower stock-based compensation and corporate insurance costs.

Research and Development

R&D expenses decreased to $1.8 million in the three months ended March 31, 2023 compared to $2.3 million in the three months ended March 31, 2022. We continue to focus our R&D efforts primarily on the development of our CanGaroo RM Antibacterial Envelope. Such related costs were slightly less in the first quarter of 2023 versus the prior year’s comparable period due to the reduction of efforts needed and expenses incurred as the development progresses toward anticipated completion.

FiberCel Litigation Costs

FiberCel litigation costs increased to $1.9 million in the three months ended March 31, 2023 compared to $0.1 million in the three months ended March 31, 2022. The increase in expense was primarily due to the establishment of the Contingent Liability for FiberCel litigation in the third quarter of 2022 and the continued evaluation of such liability as the FiberCel cases progress. The FiberCel litigation costs in the three months ended March 31, 2022 were comprised only of legal fees incurred. See further discussion in Note 8 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest Expense

Interest expense was approximately $1.5 million in the three months ended March 31, 2023 compared to $1.2 million in the three months ended March 31, 2022. The increase was due to the higher principal outstanding and interest rates incurred by us on our existing debt, the SWK Loan Facility, as compared to the debt outstanding in the three months ending March 31, 2022, which consisted primarily of the MidCap Loan Facility and MidCap Credit Facility. See “ - Liquidity and Capital Resources - Credit Facilities” below for a further discussion of these debt agreements and Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2023 and 2022. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2023 and 2022 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Net sales	$13,050	$11,495
Cost of goods sold	6,719	7,214
Gross profit	6,331	4,281
Intangible asset amortization expense	849	849
Gross profit, excluding intangible asset amortization	$7,180	$5,130
Gross margin	48.5%	37.2%
Gross margin, excluding intangible asset amortization	55.0%	44.6%

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash of approximately $11.8 million. In August 2022, we refinanced our debt as described below under “— Credit Facilities.” Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and more recently, proceeds from our IPO and a private placement of our common stock. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2023, our accumulated deficit was $146.0 million.

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

Cash Flows for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash used in:
Operating activities	$(5,166)	$(7,350)
Investing activities	(182)	(34)
Financing activities	148	(869)
Net decrease in cash	$(5,200)	$(8,253)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $5.2 million compared to $7.4 million for the three months ended March 31, 2022. The year-over-year decrease was primarily due to a higher net loss (after adjustment for non-cash charges and gains) as well as the timing of certain annual insurance prepayments offset by inventory builds.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $0.2 million compared to $0.03 million for the three months ended March 31, 2022. In both periods, the use of cash related to the purchase of property and equipment, the majority of which were used in the production activities of our Richmond, California facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.1 million compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2022. The year-over-year net decrease was caused primarily by payments made in the 2022 period related to our Revenue Interest Obligation with no such payments having been made in the 2023 period due to ongoing restructuring discussions with Ligand (as defined below).

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million drawn was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which had not been entered into to date. We used $16 million of the proceeds of the SWK Loan Facility to pay all outstanding obligations on the formerly outstanding MidCap Loan Facility and MidCap Credit Facility. Such payment included (i) $12.8 million to repay all outstanding principal and accrued interest on the MidCap Loan Facility, (ii) $1.7 million to pay the prepayment and exit fees on the MidCap Loan Facility and (iii) $1.5 million to repay the outstanding balance, accrued interest and exit fees on the MidCap Credit Facility. As of March 31, 2023, we had $24.6 million of indebtedness outstanding under our SWK Loan Facility, with such balance being net of $0.9 million of unamortized discount and deferred financing costs, but increased by capitalized PIK Interest (as defined below) of $0.6 million since November 2022.

Interest Rates

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and will bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if we have elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” We may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if certain profitability and regulatory conditions (“Extension Conditions”) have not been met, or until November 17, 2025 if such conditions have been satisfied. The “Term SOFR Rate” is subject to a floor of 2.75%.

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the three months ended March 31, 2023.

Optional Prepayment

The SWK Loan Facility Agreement also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination, and prepayment penalties that are equal to: (i) 2% of the aggregate principal amount funded prior to the termination plus remaining unpaid interest payments scheduled to be paid during the first year of the loan if such prepayment occurs prior to the first anniversary of the Closing Date, or (ii) 2% of the aggregate principal amount funded prior to termination if such prepayment occurs after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date.

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if the Extension Conditions (as defined in the SWK Loan Facility Agreement) have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of March 31, 2023, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the outstanding principal on such principal payment commencement date with the balance paid at maturity.

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

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Aziyo. As of March 31, 2023, we were in compliance with the financial covenant and all other covenants.

On May 12, 2023, we entered into a first amendment to the SWK Loan Facility Agreement with SWK and the other lenders party thereto. The amendment is described in further detail in Note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in Part II, Item 5 of this Quarterly Report.

Supplier Promissory Note

During 2017, we restructured certain of our liabilities with a tissue supplier and entered into an unsecured promissory note bearing interest at 5%. As of March 31, 2022, the balance of this promissory note totaled $1.4 million plus accrued interest. In connection with the August 2022 debt refinancing, we used $1.4 million of the proceeds from the SWK Loan Facility to repay the remaining balance on the promissory note, and as of March 31, 2023, we had no balance remaining on the promissory note.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of March 31, 2023, we had $24.6 million of indebtedness outstanding, consisting of $25.5 million outstanding under our SWK Loan Facility (net of $0.9 million of unamortized discount and deferred financing costs). In addition, as further described in Note 7 to these condensed consolidated financial statements included elsewhere in this Quarterly Report, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027. We are currently forecasting that the initial $5.0 million milestone payment will become payable in mid-2023.

If our available cash balances and cash flow from operations, if any, are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;

●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or the damages payable in connection with the FiberCel Litigation and any future litigation that we may be subject to (to the extent above the applicable insurance coverage);
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses in the future, although we may currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above of the current COVID-19 pandemic or any other pandemic, epidemic or outbreak of infectious disease.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the three months ended March 31, 2023, there were no material changes to those previously disclosed.

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at March 31, 2023 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of March 31, 2023, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe this financial institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recently received a Nasdaq notice for failing to comply with listing requirements and there is no assurance we will regain compliance or maintain our Nasdaq listing.

On May 4, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) informing us that, due to our Market Value of Listed Securities (“MVLS”) having been below the minimum of $35 million for 30 consecutive business days, we are not in compliance with the MVLS required for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days from May 4, 2023, or until October 31, 2023, to regain compliance with the Market Value Standard. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting.

We intend to monitor our MVLS during the allotted compliance period, and may, if appropriate, evaluate available options to regain compliance by resolving the deficiency under the Market Value Standard, or under Nasdaq’s alternative continued listing requirements. However, there can be no assurance that we will regain compliance with the Market Value Standard during the 180 day compliance period, secure an extension to the 180 calendar day period to regain compliance, or gain or maintain compliance under or with Nasdaq’s other applicable listing requirements.

If we cannot regain compliance with the Market Value Standard or under Nasdaq’s alternative continued listing requirements, and if our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

On May 12, 2023, the Company entered into that certain First Amendment to Credit Agreement, by and among the Company, as the borrower, the financial institutions party thereto from time to time as lenders, and SWK Funding LLC, in its capacity as administrative agent (the “Agent”) (the “Amendment”). The Amendment amends the Credit Agreement, dated August 10, 2022, by and among the Company, the financial institutions party thereto from time to time as lenders, and the Agent (as amended, modified or restated from time to time, the “SWK Loan Facility Agreement”).

Pursuant to the Amendment, the exit fee payable upon loan maturity or the earlier repayment in full of all outstanding obligations under the SWK Loan Facility Agreement was modified to be an amount equal to 6.5% of the aggregate principal amount funded prior to termination plus $62,500. In addition, the Amendment modified the minimum liquidity covenant applicable to the Company under the SWK Loan Facility Agreement, and now requires the Company to maintain a minimum liquidity of at least $5.0 million until August 15, 2023 (which date may be extended by the Agent, in its commercially-reasonable discretion, to November 15, 2023), and after such date, a minimum liquidity of at least the greater of (i) $5.0 million, and (ii) the sum of the operating cash burn (as defined in the SWK Loan Facility Agreement) for the two prior consecutive fiscal quarters then ended.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.4 to this Quarterly Report.

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of March 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Aziyo Biologics, Inc.to SWK Funding LLC.	8-K	001-39577	4.1	08/15/2022

10.1#	Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	08/15/2022

10.2	Amendment Letter, dated as of October 9, 2022 to Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	10/13/2022

10.3	Amendment Letter, dated as of November 10, 2022 to Credit Agreement, dated as of August 10, 2022, between Aziyo Biologics, Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto (as amended by the Amendment Letter dated as of October 9, 2022)	10-Q	001-39577	10.3	11/14/2022

10.4	First Amendment, dated as of May 12, 2023, to the Credit Agreement, dated August 10, 2022, by and among Aziyo Biologics, Inc., SWK Funding LLC, as Agent and the Lenders from time to time party thereto					*

10.5	Form of Restricted Stock Unit Award Agreement (approved August 2022)	10-Q	001-39577	10.4	11/14/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

AZIYO BIOLOGICS, INC.

Date: May 12, 2023	By:	/s/ C. Randal Mills
C. Randal Mills
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)