Form 10-Q
period 2023-06-30
AZIYO BIOLOGICS, INC.
filed 2023-08-14
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 11,936,441 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; expectations regarding the voluntary recall of a single lot of a certain viable bone matrix product and the market withdrawal of all of our viable bone matrix (“VBM”) products (“VBM Matter”), and any impact of the recall and suspension of sales of these products on the Company’s business; plans for our sales and marketing growth; our anticipated expansion of our product development and research activities; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; expectations regarding the potential emergence of lawsuits and claims related to the VBM Matter, amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; our expectations and plans regarding pursuit of any strategic transactions; and our expectations relating to the FDA regulatory process for the CanGaroo RM Antibacterial Envelope are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report which can be found at https://investors.aziyo.com/financials/sec-filings. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$9,296	$16,989
Accounts receivable, net of credit loss reserve of $921 and $87, respectively	6,317	6,830
Inventory	9,274	10,052
Receivables of FiberCel litigation costs	8,876	13,813
Prepaid expenses and other current assets	2,363	3,015
Total current assets	36,126	50,699

Property and equipment, net	1,467	1,403
Intangible assets, net	13,370	15,069
Operating lease right-of-use assets and other	1,366	1,670
Total assets	$52,329	$68,841

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,227	$2,328
Accrued expenses and other current liabilities	11,724	10,103
Payables to tissue suppliers	2,460	3,152
Current portion of revenue interest obligation	10,366	8,990
Contingent liability for FiberCel litigation	14,470	17,360
Current operating lease liabilities	620	682
Total current liabilities	42,867	42,615

Long-term debt	24,927	24,260
Long-term revenue interest obligation	5,601	5,916
Long-term operating lease liabilities	711	956
Other long-term liabilities	351	127
Total liabilities	74,457	73,874

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022, and 11,936,441 and 11,823,445 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	12	12
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of June 30, 2023 and December 31, 2022 and 4,313,406 issued and outstanding as of June 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	134,439	132,939
Accumulated deficit	(156,583)	(137,988)
Total stockholders’ deficit	(22,128)	(5,033)
Total liabilities and stockholders' deficit	$52,329	$68,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$10,296	$12,638	$23,346	$24,133
Cost of goods sold	9,316	7,740	16,035	14,954
Gross profit	980	4,898	7,311	9,179
Sales and marketing	3,618	5,406	8,974	10,224
General and administrative	4,005	4,711	7,684	8,736
Research and development	1,171	2,617	2,974	4,889
FiberCel litigation costs, net	1,271	346	3,182	434
Total operating expenses	10,065	13,080	22,814	24,283
Loss from operations	(9,085)	(8,182)	(15,503)	(15,104)
Interest expense	1,524	1,204	3,068	2,419
Loss before provision for income taxes	(10,609)	(9,386)	(18,571)	(17,523)
Income tax expense	12	12	24	24
Net loss	$(10,621)	$(9,398)	$(18,595)	$(17,547)
Net loss per share - basic and diluted	$(0.65)	$(0.69)	$(1.15)	$(1.29)

Weighted average common shares outstanding - basic and diluted	16,223,919	13,620,196	16,208,905	13,597,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2023	11,876,792	$12	4,313,406	$4	$133,771	$(145,962)	$(12,175)
Vesting of restricted stock units, net of shares withheld and taxes paid	59,649	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	687	—	687
Net loss	—	—	—	—	—	(10,621)	(10,621)
Balance, June 30, 2023	11,936,441	$12	4,313,406	$4	$134,439	$(156,583)	$(22,128)

Balance, March 31, 2022	9,306,738	$9	4,313,406	$4	$119,786	$(113,240)	$6,559
Vesting of restricted stock units	100	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,470	—	1,470
Net loss	—	—	—	—	—	(9,398)	(9,398)
Balance, June 30, 2022	9,306,838	$9	4,313,406	$4	$121,256	$(122,638)	$(1,369)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)
Proceeds from sale of common stock through Employee Stock Purchase Plan	41,277	—	—	—	148	—	148
Vesting of restricted stock units, net of shares withheld and taxes paid	71,719	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	1,371	—	1,371
Net loss	—	—	—	—	—	(18,595)	(18,595)
Balance, June 30, 2023	11,936,441	$12	4,313,406	$4	$134,439	$(156,583)	$(22,128)

Balance, December 31, 2021	9,245,146	$9	4,313,406	$4	$118,599	$(105,091)	$13,521
Additional issuance costs in connection with Private Placement	—	—	—	—	(110)	—	(110)
Proceeds from sale of common stock through Employee Stock Purchase Plan	42,345	—	—	—	192	—	192
Vesting of restricted stock units	19,347	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,575	—	2,575
Net loss	—	—	—	—	—	(17,547)	(17,547)
Balance, June 30, 2022	9,306,838	$9	4,313,406	$4	$121,256	$(122,638)	$(1,369)

The accompanying notes are an integral part of these condensed consolidated financial statements

AZIYO BIOLOGICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Net loss	$(18,595)	$(17,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,901	1,863
Amortization of deferred financing costs and debt discount	107	29
Interest expense recorded as additional revenue interest obligation or long-term debt	1,619	1,319
Stock-based compensation	1,371	2,575
Bad debt expense	834	—
Losses associated with viable bone matrix recall and market withdrawal	1,984	—
Changes in operating assets and liabilities:
Accounts receivable	(321)	(650)
Inventory	(1,206)	(145)
Receivables of FiberCel litigation costs	4,937	—
Prepaid expenses and other	652	(378)
Accounts payable and accrued expenses and other current liabilities	2,520	1,324
Obligations to tissue suppliers	(692)	732
Contingent liability for FiberCel litigation	(2,890)	—
Deferred revenue and other liabilities	224	204
Net cash used in operating activities	(7,555)	(10,674)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(267)	(289)
Net cash used in investing activities	(267)	(289)
FINANCING ACTIVITIES:
Additional issuance costs in connection with Private Placement	—	(110)
Net borrowings (repayments) under revolving line of credit	—	1,689
Repayments of long-term debt	—	(3,333)
Payments on revenue interest obligation	—	(1,392)
Payments for taxes upon vesting of restricted stock units	(19)	—
Proceeds from sales of common stock through Employee Stock Purchase Plan	148	192
Net cash provided by (used in) financing activities	129	(2,954)

Net decrease in cash and restricted cash	(7,693)	(13,917)

Cash and restricted cash, beginning of period	16,989	30,428
Cash and restricted cash, end of period	$9,296	$16,511

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$1,100	$1,162

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022. The financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidaton.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the six months ended June 30, 2023, the Company incurred a net loss of $18.6 million, and as of June 30, 2023, the Company had an accumulated deficit of $156.6 million. In addition, during the six months ended June 30, 2023, the Company used $7.6 million of cash in operating activities, and expects to continue to incur cash outflows during the remainder of 2023. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year financial statement presentation. The reclassifications relate to the separate presentation of prior year costs related to the FiberCel Litigation. Such costs were formerly shown as a component of general and administrative expenses in the accompanying consolidated statements of operations. Additionally, the Company determined in its fourth quarter of 2022 that its operating and reportable segments are consistent with its major product groupings – Device Protection, Women’s Health, Orthobiologics and Cardiovascular. Segment results for the three and six months ended June 30, 2022, have been recasted to conform to the new segment presentation. Refer to the Segment Information in Note 10.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and six months ended June 30, 2023 or 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. At June 30, 2023, the Company maintained $9.3 million in bank deposit accounts that are in excess of the $0.25 million insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash, the Company could lose its deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. The Company has not experienced any losses in such accounts.

On June 19, 2023, Surgalign Holdings, Inc. (“Surgalign”) and certain of its direct and indirect subsidiaries commenced voluntary proceedings under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The percentage of the Company’s total revenues derived from Surgalign was 10% during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company’s gross accounts receivable from Surgalign totaled $1.1 million, of which $0.8 million has been reserved at June 30, 2023 due to the uncertainty of collection.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and six months ended June 30, 2023 and 2022, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 4. Stock-Based Compensation

In 2015, the Company established the Aziyo Biologics, Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, the Company adopted the Aziyo Biologics, Inc. 2020 Incentive Award Plan, which was amended and restated on June 8, 2023 (the “2020 Plan”). The 2020 Plan authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 3,636,000 have been reserved for issuance under the 2020 Plan. In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of June 30, 2023, the Company had 3,308,997 shares of Class A common stock available for issuance under the 2020 Plan.

On June 21, 2022, C. Randal Mills, Ph.D., a member of the Board of Directors (the “Board”) of the Company, was appointed as the Company’s Interim President and Chief Executive Officer, succeeding Ronald Lloyd, who stepped down as the Company’s President and Chief Executive Officer and as a member of the Board. In connection with his appointment as the Interim President and Chief Executive Officer, Dr. Mills and the Company entered into an employment agreement for an initial term of 90 days (such period, the “Interim Period”).  On August 9, 2022, Dr. Mills was appointed to the role of President and Chief Executive Officer of the Company, thereby ending the Interim Period, and his employment agreement was extended pursuant to the terms thereof. In accordance with the terms of his employment agreement, Dr. Mills (1) received a stock option award to purchase 456,278 shares of Class A common stock of the Company (the “Option Grant”) on June 21, 2022; three-fifths of such Option Grant is subject to time-based vesting (the

“Time-Based Options”) and two-fifths of such Option Grant is subject to performance-based vesting (the “Performance Based Options”) and (2) is eligible to receive 224,734 restricted stock units (the “RSU Grant”); three-fifths of such RSU Grant is subject to time-based vesting (the “Time-Based RSUs”) and two-fifths of such RSU Grant is subject to performance-based vesting (the “Performance-Based RSUs”). One-third of the Time-Based Options vested on August 9, 2022 (end of  the Interim Period), and two-thirds of the Time-Based Options vest over a four-year vesting schedule with 25% vesting on the first anniversary of June 21, 2022 and the remaining portion vesting in twelve equal quarterly installments. One-third of the Time-Based RSUs vest on the grant date, and two-thirds of the Time-Based RSUs vest over a four-year vesting schedule in equal annual installments. The Performance-Based Options and Performance-Based RSUs each vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. Pursuant to the terms of the employment agreement, all of these awards were deemed granted on June 21, 2022, for purposes of and in accordance with ASC 718, Accounting for Stock Based Compensation; however, the  RSUs were not legally granted until April 2023 and the vested shares underlying the award were not deemed outstanding until such time.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the six months ended June 30, 2023 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2022	1,864,739	$9.41	7.5	$8
Granted	157,500	$2.64
Exercised	—	$—
Forfeited	(355,690)	$10.00
Outstanding, June 30, 2023	1,666,549	$8.64	8.3	$-
Vested and exercisable, June 30, 2023	704,485	$9.85	7.6	$-

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $1.63. As of June 30, 2023, there was approximately $3.1 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.2 years.

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

The following weighted-average assumptions were used to determine the fair value of options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Expected term (years)	6.0	6.2
Risk-free interest rate	3.9%	2.0%
Volatility factor	63.8%	53.0%
Dividend yield	—	—

For the Performance-Based Options with a market condition granted as described above, the Company used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The Company’s RSUs generally vest over a three to four year period from the date of grant.

A summary of the RSU activity under the Company’s 2020 Plan for the six months ended June 30, 2023 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2022	372,307	$5.90
Granted	—	$—
Vested	(34,994)	$9.23
Forfeited	(33,378)	$4.45
Unvested, June 30, 2023	303,935	$5.60

For the Performance-Based RSUs, including those granted to Dr. Mills as described above, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of two to three years using the graded vesting method.

As of June 30, 2023, $0.9 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Aziyo Biologics, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Aziyo Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of June 30, 2023, the total shares of Class A common stock authorized for issuance under the ESPP was 542,365, of which 399,436 remained available for future issuance. During the three and six months ended June 30, 2023, 41,277 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2023 and 2022 was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales and marketing	$159	$302	$303	$498
General and administrative	441	903	895	1,585
Research and development	45	247	91	424
Cost of goods sold	42	18	82	68
Total stock-based compensation expense	$687	$1,470	$1,371	$2,575

Note 5. Inventory

Inventory was comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$1,489	$1,716
Work in process	937	623
Finished goods	6,848	7,713
Total	$9,274	$10,052

Note 6. Long-Term Debt

On August 10, 2022 (the “Closing Date”), the Company entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million drawn was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which had not been entered into as of June 30, 2023.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if certain conditions have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of June 30, 2023, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the outstanding principal on such principal payment commencement date with the balance paid at maturity. The SWK Loan Facility also includes both revenue and minimum liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. On May 12, 2023, the Company entered into that certain First Amendment to the SWK Loan Facility Agreement with SWK, as agent, and the other lenders party thereto (the “Amendment”). The Amendment modified the minimum liquidity covenant applicable to the Company under the SWK Loan Facility Agreement, such that the Company must maintain a minimum liquidity of at least $5.0 million until August 15, 2023 (which date may be extended by SWK in its commercially-reasonable discretion, to November 15, 2023), and after such date, a minimum liquidity of at least the greater of (i) $5.0 million, and (ii) the sum of the operating cash burn (as defined in the SWK Loan Facility Agreement) for the two prior consecutive fiscal quarters then ended. As of June 30, 2023, Aziyo was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (the “SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if the conditions to draw the Additional Term Loan have not been met, or (y) if such conditions to draw the Additional Term Loan have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement, as amended, governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $62,500 and prepayment penalties equal to: (i) if such prepayment occurs prior to the first anniversary of the Closing Date, 2% of the aggregate principal amount funded prior to the termination plus remaining unpaid interest payments scheduled to be paid during the first year of the loan or (ii) if such prepayment occurs after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, 2% of the aggregate principal amount funded prior to the termination. The weighted average interest rate on the SWK Loan Facility was 13.0% and 12.9% for the three and six months ended June 30, 2023, respectively.

On August 10, 2022, the Company issued to SWK Funding LLC a warrant (the “Warrant”) to purchase, in the aggregate, up to 187,969 shares of Class A common stock of the Company, $0.001 par value per share at an exercise price of $6.65 per share. The Warrant is immediately exercisable for up to 187,969 shares of Class A common stock from time to time on or after the Closing Date.  The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the Class A common stock. Unless earlier exercised or terminated in accordance with its terms, the Warrant will expire on the seventh anniversary of the Closing Date. Upon issuance, the Company valued the Warrant at approximately $0.6 million using the Black-Scholes model. The recognition of the Warrant as well as deferred financing costs of approximately $0.5 million incurred in securing the SWK Loan Facility resulted in a reduction in the recorded value of the associated debt. The debt discount and deferred financing costs will be recognized as interest expense through the maturity of the loan.

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the three and six months ended June 30, 2023.

In connection with the August 2022 debt refinancing, the Company used $16 million of the proceeds of the SWK Loan Facility to repay all outstanding obligations on its former MidCap term loan (“MidCap Loan Facility”) and former asset-backed revolving line of credit (“MidCap Credit Facility”). Borrowings under the MidCap Loan Facility bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. The weighted average interest rate on MidCap Loan Facility was 9.5% for the three and six months ended June 30, 2022. Borrowings under the MidCap Credit Facility bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The weighted average interest rate on MidCap Credit Facility was 7.2% for the three and six months ended June 30, 2022.

Long-term debt was comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term Loan Facility, net of unamortized discount and deferred financing costs	$24,927	$24,260
Current Portion	—	—
Long-Term Debt	$24,927	$24,260

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of June 30, 2023 and December 31, 2022.

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

The Company recorded the present value of the estimated total future payments under the Revenue Interest Obligation as a long-term obligation, with the annual minimum payments, along with the expected payment timing of the first $5.0 million sales milestone payment noted above, serving to establish the short-term portion. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the three and six months ended June 30, 2023 and 2022, and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation of approximately $0.5 million and $0.7 million was recorded for the three months ended June 30, 2023 and 2022, respectively and approximately $1.1 million and $1.3 million was recorded for the six months ended June 30, 2023 and 2022, respectively.

Note 8. Commitments and Contingencies

Cook Biotech License and Supply Agreements

Aziyo has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook (the “Cook License Agreement”). The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Aziyo entered into a supply agreement whereby Cook would be the exclusive supplier to Aziyo of the licensed porcine tissue. Under certain limited circumstances, Aziyo has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Aziyo-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three and six months ended June 30, 2023 or 2022. Aziyo has also entered into an amendment to the Cook License Agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined in the Cook Amendment, occurs within Aziyo. The Company, in its sole discretion, can terminate the Cook License Agreement at any time.

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

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 76 lawsuits (78 plaintiffs) in Indiana, Delaware, Florida, Maryland, Colorado, Michigan, Ohio, Kentucky, Oregon, North Carolina, Louisiana, Illinois, Virginia, California, Pennsylvania, and Arizona have been filed against Aziyo Biologics Inc., certain Medtronic entities, and others alleging that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations. Such lawsuits were filed in Indiana state court (collectively, the “Indiana State Complaints”); the Superior Court of the State of Delaware (collectively, the “Delaware State Complaints”); the Circuit Court of Maryland (collectively, the “Maryland State Complaints”); the Court of Common Pleas of Ohio and the U.S. District Court of the Southern District of Ohio (collectively, the “Ohio Complaints”); the U.S. District Court for the Western District of North Carolina (“North Carolina Federal Complaint”); the U.S. District Court for the Northern District of Florida and the U.S. District Court for the Southern District of Florida (collectively, the “Florida Federal Complaints”); the U.S. District Court for the Eastern District of Michigan (collectively “the Michigan Federal Complaints.”); the U.S. District Court for the District of Colorado (“Colorado Federal Complaint”); the U.S. District Court for the District of Oregon (“Oregon Federal Complaint”); the Fayette, Kentucky Circuit Court and the U.S. District Court for the Eastern District of Kentucky (collectively, the “Kentucky Complaints.”); the U.S. District Court for the Western District of Louisiana (“Louisiana Federal Complaint”); the Illinois Circuit Court (collectively, the “Illinois State Complaints”); the U.S. District Court for the Eastern District of Virginia (“Virginia Federal Complaint”); the U.S. District Court for the Eastern District of Pennsylvania (“Pennsylvania Federal Complaint”); Philadelphia County Court of Common Pleas (“Pennsylvania State Complaint”);  the U.S. District Court for the Central District of California (“California Federal Complaint”) and the U.S. District Court for the District of Arizona (“Arizona Federal Complaint.”)

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and are seeking various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints alleges negligence, breach of implied warranty, breach of express warranty, and medical monitoring and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints are seeking economic, consequential, and punitive damages. The Maryland State Complaints assert claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Federal Complaint contains three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence and seeks compensatory damages. The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaints assert causes of action for negligence, gross negligence breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine. The Michigan Federal Complaints seek compensatory damages and punitive damages.  The North Carolina Federal Complaint alleges causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seeks both compensatory and punitive damages. The Oregon Federal Complaint asserts strict liability claims for defective design, defective manufacture, and failure to warn, and seeks compensatory damages.  The Ohio Federal Complaint asserts strict liability claims for defective manufacturing, inadequate warning, nonconformance with representations, and also alleges loss of consortium and seeks compensatory damages. The Kentucky Complaints assert strict liability claims based on manufacturing defect, design defect, failure to warn, negligence, breach of implied warranty, breach of express warranty, and seek recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages. The Louisiana Federal Complaint asserts claims of violation of the Louisiana products liability act, negligence and gross negligence, breach of implied warranty, breach of express warranty and seek recovery for medical monitoring. The Illinois State Complaints contain claims of strict liability- defective design and manufacturing, breach of express warranty, breach of implied warranty and negligence and seek compensatory damages. The Virginia State Complaint asserts causes of action for negligent failure to warn, negligence, breach of implied warranty, breach of express warranty and seeks recovery for medical monitoring, compensatory damages and punitive damages. The California Federal Complaint advances claims of strict liability

(defective design and manufacture), negligence and breach of implied warranty and seeks compensatory damages and recovery for medical monitoring. The Arizona Federal Complaint asserts strict product liability claims for defective design, manufacture and failure to warn, negligence, breach of implied warranty and breach of express warranty and seeks recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages.  Plaintiff in the Pennsylvania State Complaint asserts claims for strict liability, negligence, breach of implied warranty, and breach of express warranty, as well as claims under the Wrongful Death Act and the Survival Act and seeks compensatory and punitive damages.

In addition to the above, there are 31 claims related to the FiberCel recall that have not yet resulted in a lawsuit. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Aziyo’s liability in 27 of the cases was settled for a total of approximately $7.5 million.  Of these settled matters, 26 cases were both settled and paid as of June 30, 2023 for a total cash outlay of $7.3 million. For the remaining 82 cases for which settlements have not been reached, the Company estimated a probable loss related to each case and has recorded a liability at an estimated amount of $14.3 million bringing the total estimated liability at June 30, 2023 to $14.5 million, which is recorded as Contingent Liability for FiberCel Litigation in the accompanying consolidated balance sheets.  Although the Company believes there is a possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. In order to reasonably estimate the liability for the unsettled FiberCel Litigation cases, the Company, along with outside legal counsel, has assessed a variety of factors, including (i) the extent of the injuries incurred, (ii) recent experience on the settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the FiberCel Litigation. While the Company believes its estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As more information is learned about asserted claims and potential future trends, adjustments may be made to this Contingent Liability for FiberCel Litigation as appropriate.

Defense costs are recognized in the accompanying consolidated statements of operations as incurred.

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation product liability losses as well as legal defense costs. Additionally, the Company has various potential indemnity and/or contribution rights against third party sources with respect to certain product liability losses. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables at June 30, 2023 totaled $8.9 million and are recorded as Receivables of FiberCel Litigation Costs in the accompanying consolidated balance sheets.

The indemnity and contribution receivables amount at June 30, 2023 represents amounts that are not believed to be subject to any current dispute. At June 30, 2023, the Company continues to pursue up to $3.8 million or more in additional amounts in respect of such indemnity and contribution claims and as such, has not been reflected as part of this receivable. The Company will vigorously pursue its position with respect to this amount.

Viable Bone Matrix Recall

In July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date (the “VBM Matter”). Such VBM products are within the Company’s Orthobiologics business. Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (MTB) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism.

The VBM recall and market withdrawal necessitated the establishment of a product returns reserve and reversal of revenue totaling $3.0 million, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2023. Furthermore, the Company has written off the full value of its VBM inventory on-hand at June 30, 2023 resulting in a $2.0 million charge to cost of goods sold in the condensed consolidated income statement for the three and six months ended June 30, 2023. Such writedown was deemed necessary due to the limited shelf-life of the inventory and the inability to sell the VBM inventory until a valid MTB test can be identified or developed, both of which are uncertain at this time.

At present, no lawsuits have been filed or claims asserted as a result of the VBM Matter. Management has determined that there is a reasonably possible likelihood of material claims due to the recall and market withdrawal but does not believe that the claims are probable or estimable. Consequently, management has determined that no liability for such possible claims would be recognized for the VBM recall and market withdrawal as of June 30, 2023.  While unknown at this time, possible losses in connection with the VBM Matter could have a material effect on the Company’s financial position and results of operations. Consistent with the FiberCel Litigation above, the Company has purchased insurance coverage that, subject to common contract exclusions, provide coverage for the possible claims associated with the VBM Matter as well as legal defense costs.

As of both June 30, 2023 and 2022, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation.

Note 9. Net Loss Per Share Attributable to Common Stockholders

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(10,621)	$(9,398)	$(18,595)	$(17,547)
Denominator:
Weighted average number of common shares - basic and diluted	16,223,919	13,620,196	16,208,905	13,597,243
Net loss per share - basic and diluted	$(0.65)	$(0.69)	$(1.15)	$(1.29)

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

	June 30,
	2023	2022
Options to purchase common stock	1,666,549	2,370,226
Restricted stock units	303,935	773,285
Class A common stock warrants	187,969	—
Total	2,158,453	3,143,511

Note 10. Segment Information

The Company operates in four segments. These segments are based on financial information that is utilized by the Company’s CODM to assess performance and allocate resources. The Company determined its operating and reportable segments to be consistent with its major product groupings – Device Protection, Women’s Health, Orthobiologics and Cardiovascular.

The Company’s net sales disaggregated by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales:
Device protection	$2,221	2,244	$4,571	$4,296
Women's health	2,400	1,824	4,695	3,458
Orthobiologics	3,945	6,476	10,603	12,720
Cardiovascular	1,730	2,094	3,477	3,659
Total Net Sales	$10,296	$12,638	$23,346	$24,133

The Company’s gross profit disaggregated by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross profit:
Device protection	$1,498	$1,430	$3,294	$2,749
Women's health	907	1,004	1,959	1,678
Orthobiologics	(1,733)	1,642	1,225	3,545
Cardiovascular	1,157	1,671	2,532	2,906
Gross profit, excluding intangible asset amortization	$1,829	5,747	9,010	10,878
Intangible asset amortization expense	849	849	1,699	1,699
Gross profit	$980	$4,898	$7,311	$9,179

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross profit, excluding intangible asset amortization	$1,829	$5,747	$9,010	$10,878

Adjustments:
Intangible asset amortization expense	(849)	(849)	(1,699)	(1,699)
Sales and marketing	(3,618)	(5,406)	(8,974)	(10,224)
General and administrative	(4,005)	(4,711)	(7,684)	(8,736)
Research and development	(1,171)	(2,617)	(2,974)	(4,889)
FiberCel litigation costs	(1,271)	(346)	(3,182)	(434)
Loss from operations	(9,085)	(8,182)	(15,503)	(15,104)
Interest expense	1,524	1204	3,068	2,419
Loss before provision for income taxes	$(10,609)	$(9,386)	$(18,571)	$(17,523)

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

Overview

We are a commercial-stage regenerative medicine company focused on creating the next generation of differentiated products and improving outcomes in patients undergoing surgery. We seek to leverage our unique understanding of biologics to improve the interaction between medical devices and patients, with the goal of reducing complications and improving healing. From our proprietary tissue processing platforms, we have developed a portfolio of advanced regenerative medical products that are designed to mimic the healing response of natural biological material. Our proprietary products are designed to address the device protection, women’s health, orthobiologics and cardiovascular markets, which represented a combined $3 billion market opportunity in the United States in 2019. To expand our commercial reach, we have commercial relationships with major medical device companies, such as Boston Scientific, Biotronik, Sientra and LeMaitre Vascular, to promote and sell some of our products. We believe our focus on our unique regenerative medicine platforms will ultimately maximize our probability of continued clinical and commercial success and will create a long-term competitive advantage for us.

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

Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and, more recently, with proceeds from our initial public offering (“IPO”) and a private placement of our common stock. We have devoted the majority of our resources to acquisitions and integration, manufacturing and administrative costs, general and administrative, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2023, we had 151 employees.

We have incurred significant operating losses since our inception. We incurred a net loss of $18.6 million for the six months ended June 30, 2023. Our accumulated deficit as of June 30, 2023 was $156.6 million. We expect our losses to continue for the foreseeable future and these losses will continue to have an adverse effect on our financial position. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, including risks relating to our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGaroo RM, and our ability to successfully commercialize this product, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

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

Viable Bone Matrix Recall and FiberCel Recall

Viable Bone Matrix Recall

In July 2023, we announced a voluntary recall of a single lot of a certain viable bone matrix product and the market withdrawal of all of our viable bone matrix (“VBM”) products produced after a specified date. Notice of the voluntary recall was issued to centers after we learned of post-surgical Mycobacterium tuberculosis (MTB) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism.

Since issuing the recall, we have been working with the U.S. Food and Drug Administration (“FDA”) and the U.S. Centers for Disease Control and Prevention (“CDC”) to identify and secure all unused product, ascertain the medical status of patients treated with the recalled product, understand whether there is any relationship between the post-surgical infections and the recalled product lot and determine the medical cause of these infections. We have identified the 115 units comprising the single product lot in question. Based on information from the CDC, 49 units within this product lot were implanted into 36 patients and the remaining units were either never distributed by us or were returned to either us or the CDC. Of these 36 patients, CDC has identified at least five patients who have exhibited clinical or diagnostic findings consistent with tuberculosis infection.

We are continuing to work closely with the FDA and CDC in investigating the circumstances surrounding the event.

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

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three or six months ended June 30, 2023 and 2022. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. During the three months ended June 30, 2023, our device protection and cardiovascular products were sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents; however, beginning in April 2023, our cardiovascular products have been sold domestically through our distribution agreement with LeMaitre Vascular and internationally through commercial partners. Our women’s health product, SimpliDerm, is sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Sientra.  Our orthobiologics products are sold through commercial partners. Our contract manufacturing products are sold directly to corporate customers. Gross to net sales adjustments include sales returns and prompt payment and volume discounts.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023		2022		Change 2022 / 2023
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$10,296	100.0%	$12,638	100.0%	$(2,342)	(18.5)%
Cost of goods sold	9,316	90.5%	7,740	61.2%	1,576	20.4%
Gross profit	980	9.5%	4,898	38.8%	(3,918)	(80.0)%
Sales and marketing	3,618	35.1%	5,406	42.8%	(1,788)	(33.1)%
General and administrative	4,005	38.9%	4,711	37.3%	(706)	(15.0)%
Research and development	1,171	11.4%	2,617	20.7%	(1,446)	(55.3)%
FiberCel litigation costs	1,271	12.3%	346	2.7%	925	NM
Total operating expenses	10,065	97.8%	13,080	103.5%	(3,015)	(23.1)%
Loss from operations	(9,085)	(88.2)%	(8,182)	(64.7)%	(903)	11.0%
Interest expense	1,524	14.8%	1,204	9.5%	320	26.6%
Other (income) expense, net	—	—%	—	—%	—	NM
Loss before provision of income taxes	(10,609)	(103.0)%	(9,386)	(74.3)%	(1,223)	13.0%
Income tax expense	12	0.1%	12	0.1%	—	—%
Net loss	$(10,621)	(103.2)%	$(9,398)	(74.4)%	$(1,223)	13.0%

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended June 30,
	2023		2022
		% of Net		% of Net	Change 2022 / 2023
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$2,221	21.6%	$2,244	17.8%	$(23)	(1.0)%
Women's health	2,400	23.3%	1,824	14.4%	576	31.6%
Orthobiologics	3,945	38.3%	6,476	51.2%	$(2,531)	(39.1)%
Cardiovascular	1,730	16.8%	2,094	16.6%	$(364)	(17.4)%
Total Net Sales	$10,296	100.0%	$12,638	100.0%	$(2,342)	(18.5)%

Total net sales decreased $2.3 million, or 18.5%, to $10.3 million in the three months ended June 30, 2023 compared to $12.6 million in the three months ended June 30, 2022, with such decrease primarily attributable to the viable bone matrix recall and market withdrawal in July 2023 described above. Such recall and market withdrawal, which impacted only our Orthobiologics business, necessitated the establishment of a product returns reserve and reversal of revenue totaling $3.0 million. Revenues from Women’s Health increased compared to the prior year’s second quarter due to volume growth and revenues from Cardiovascular decreased slightly due to the commencement of our distribution agreement with LeMaitre Vascular which provides for sales at a transfer price versus sales prior to such agreement being made at end-user pricing.

On June 19, 2023, Surgalign Holdings, Inc. (“Surgalign”) and certain of its direct and indirect subsidiaries commenced voluntary proceedings under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Total revenues generated by us from Surgalign during the three months ended June 30, 2023 and 2022 were $1.1 million and $1.3, respectively. Surgalign is in the process of selling its assets through the chapter 11 process. Our contract with Surgalign is not being assumed by the buyer of the relevant assets. Consequently, future revenues from our Surgalign distribution relationship are highly uncertain.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended June 30,
	2023		2022
		Gross		Gross	Change 2022 / 2023
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$723	67.4%	$814	63.7%	$(91)	3.7%
Women's health	1,493	37.8%	820	55.0%	673	(17.3)%
Orthobiologics	5,678	(43.9)%	4,834	25.4%	844	(69.3)%
Cardiovascular	573	66.9%	423	79.8%	150	(12.9)%
Cost of goods sold, excluding intangible asset amortization	8,467	17.8%	6,891	45.5%	1,576	(27.7)%
Intangible asset amortization expense	849	(8.2)%	849	(6.7)%	—	(1.5)%
Total Cost of Goods Sold	$9,316	9.5%	$7,740	38.8%	$1,576	(29.2)%

Total cost of goods sold increased $1.6 million to $9.3 million in the three months ended June 30, 2023 compared to $7.7 million in the three months ended June 30, 2022. Gross margin was 9.5% in the three months ended June 30, 2023 compared to 38.8% in the three months ended June 30, 2022. Gross margin, excluding intangible asset amortization, was 17.8% in the three months ended June 30, 2023 compared to 45.5% in the three months ended June 30, 2022. The decline in gross margin was due to the gross margin impact of the viable bone matrix recall and market withdrawal in July 2023 which, including both the revenue reversal noted above and inventory writedown described in Note 8 to the condensed consolidated financial statements, totaled $5.0 million causing a decrease in gross margin percentage of 35.4%. With respect to the individual product segments, the gross margin of Device Protection improved in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to operational efficiencies in the current year causing lower costs to manufacture the product. The gross margin of Women’s Health declined due to non-recurring production issues and the gross margin of the Cardiovascular business declined due to the commencement of the LeMaitre Vascular distribution agreement described above.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $1.8 million, or 33.1%, to $3.6 million in the three months ended June 30, 2023 compared to $5.4 million in the three months ended June 30, 2022. As a percentage of sales, sales and marketing expenses decreased to 35.1% in the three months ended June 30, 2023 from 42.8% in the three months ended June 30, 2022. The decrease in expense was largely attributable to the previously announced reduction in force which occurred in the first quarter of 2023 and primarily impacted certain members of sales and marketing management.

General and Administrative

G&A expenses decreased $0.7 million, or 15.0%, to $4.0 million in the three months ended June 30, 2023 compared to $4.7 million in the three months ended June 30, 2022. As a percentage of net sales, G&A expenses increased to 38.9% in the three months ended June 30, 2023 from 37.3% in the three months ended June 30, 2022. The decrease in expense was primarily due to declines in the cost of insurance and lower equity compensation expense.

Research and Development

R&D expenses decreased to $1.2 million in the three months ended June 30, 2023 compared to $2.6 million in the three months ended June 30, 2022. We continue to focus our R&D efforts primarily on the development of our CanGaroo RM Antibacterial Envelope. Such related costs were less in the second quarter of 2023 versus the prior year’s comparable period due to the reduction of efforts needed and expenses incurred as the development progresses toward anticipated completion.

FiberCel Litigation Costs

FiberCel litigation costs increased to $1.3 million in the three months ended June 30, 2023 compared to $0.3 million in the three months ended June 30, 2022. The increase in expense was primarily due to the establishment of the Contingent Liability for FiberCel litigation in the third quarter of 2022 and the legal defense costs incurred as the FiberCel cases progress. FiberCel litigation costs in the three months ended June 30, 2022 were comprised only of legal fees incurred See further discussion in Note 8 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest Expense

Interest expense was approximately $1.5 million in the three months ended June 30, 2023 compared to $1.2 million in the three months ended June 30, 2022. The increase was due to the higher principal outstanding and interest rates incurred by us on our existing debt, the SWK Loan Facility, as compared to the debt outstanding in the three months ending June 30, 2022, which consisted primarily of the MidCap Loan Facility and MidCap Credit Facility. See “ - Liquidity and Capital Resources - Credit Facilities” below for a further discussion of these debt agreements and Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023		2022		Change 2022 / 2023
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$23,346	100.0%	$24,133	100.0%	$(787)	(3.3)%
Cost of goods sold	16,035	68.7%	14,954	62.0%	1,081	7.2%
Gross profit	7,311	31.3%	9,179	38.0%	(1,868)	(20.4)%
Sales and marketing	8,974	38.4%	10,224	42.4%	(1,250)	(12.2)%
General and administrative	7,684	32.9%	8,736	36.2%	(1,052)	(12.0)%
Research and development	2,974	12.7%	4,889	20.3%	(1,915)	(39.2)%
FiberCel litigation costs	3,182	13.6%	434	1.8%	2,748	NM
Total operating expenses	22,814	97.7%	24,283	100.6%	(1,469)	(6.0)%
Loss from operations	(15,503)	(66.4)%	(15,104)	(62.6)%	(399)	(2.6)%
Interest expense	3,068	13.1%	2,419	10.0%	649	26.8%
Loss before provision of income taxes	(18,571)	(79.5)%	(17,523)	(72.6)%	(1,048)	(6.0)%
Income tax expense	24	0.1%	24	0.1%	—	—%
Net loss	$(18,595)	(79.6)%	$(17,547)	(72.7)%	$(1,048)	(6.0)%

Net Sales

Net sales information for our products is summarized as follows:

	Six Months Ended June 30,
	2023		2022
		% of Net		% of Net	Change 2022 / 2023
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$4,571	19.6%	$4,296	17.8%	$275	6.4%
Women's health	4,695	20.1%	3,458	14.3%	1,237	35.8%
Orthobiologics	10,603	45.4%	12,720	52.7%	$(2,117)	(16.6)%
Cardiovascular	3,477	14.9%	3,659	15.2%	$(182)	(5.0)%
Total Net Sales	$23,346	100.0%	$24,133	100.0%	$(787)	(3.3)%

Total net sales decreased $0.8 million, or 3.3%, to $23.3 million in the six months ended June 30, 2023 compared to $24.1 million in the six months ended June 30, 2022, with such decrease primarily attributable to the viable bone matrix recall and market withdrawal in July 2023 described above. Such recall and market withdrawal, which impacted only our Orthobiologics business, necessitated the establishment of a product returns reserve and reversal of revenue totaling $3.0 million. Revenues from Device Protection and Women’s Health increased compared to the corresponding period of the prior year due to volume growth and revenues from Cardiovascular decreased slightly due to the commencement of our distribution agreement with LeMaitre Vascular which provides for sales at a transfer price versus sales prior to such agreement being made at end-user pricing.

On June 19, 2023, Surgalign Holdings, Inc. (“Surgalign”) and certain of its direct and indirect subsidiaries commenced voluntary proceedings under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Total revenues generated by us from Surgalign during the six months ended June 30, 2023 and 2022 were $2.3 million and $2.5, respectively. Surgalign is in the process of selling its assets through the chapter 11 process. Our contract with Surgalign is not being assumed by the buyer of the relevant assets. Consequently, future revenues from our Surgalign distribution relationship are highly uncertain.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Six Months Ended June 30,
	2023		2022
		Gross		Gross	Change 2022 / 2023
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$1,277	72.1%	$1,547	64.0%	$(270)	8.1%
Women's health	2,736	41.7%	1,780	48.5%	956	(6.8)%
Orthobiologics	9,378	11.6%	9,175	27.9%	203	(16.3)%
Cardiovascular	945	72.8%	753	79.4%	192	(6.6)%
Cost of goods sold, excluding intangible asset amortization	14,336	38.6%	13,255	45.1%	1,081	(6.5)%
Intangible asset amortization expense	1,699	(7.3)%	1,699	(7.0)%	—	(0.2)%
Total Cost of Goods Sold	$16,035	31.3%	$14,954	38.0%	$1,081	(6.7)%

Total cost of goods sold increased $1.1 million to $16.0 million in the six months ended June 30, 2023 compared to $15.0 million in the six months ended June 30, 2022. Gross margin was 31.3% in the six months ended June 30, 2023 compared to 38.0% in the six months ended June 30, 2022. Gross margin, excluding intangible asset amortization, was 38.6% in the six months ended June 30, 2023 compared to 45.1% in the six months ended June 30, 2022. The decline in gross margin was due to the gross margin impact of the viable bone matrix recall and market withdrawal in July 2023 which, including both the revenue reversal noted above and inventory writedown described in Note 8 to the condensed consolidated financial statements, totaled $5.0 million causing a decrease in gross margin percentage of 15.4%. With respect to the individual product segments, the gross margin of Device Protection improved in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to operational efficiencies in the current year causing lower costs to manufacture the product. The gross margin of Women’s Health declined due to non-recurring production issues and the gross margin of the Cardiovascular business declined due to the commencement of the LeMaitre Vascular distribution agreement described above.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $1.2 million, or 12.2%, to $9.0 million in the six months ended June 30, 2023 compared to $10.2 million in the six months ended June 30, 2022. As a percentage of sales, sales and marketing expenses decreased to 38.4% in the six months ended June 30, 2023 from 42.4% in the six months ended June 30, 2022. The decrease in expense was largely attributable to the previously announced reduction in force which occurred in the first quarter of 2023 and primarily impacted certain members of sales and marketing management.

General and Administrative

G&A expenses decreased $1.0 million, or 12.0%, to $7.7 million in the six months ended June 30, 2023 compared to $8.7 million in the six months ended June 30, 2022. As a percentage of net sales, G&A expenses decreased to 32.9% in the six months ended June 30, 2023 from 36.2% in the six months ended June 30, 2022. The decrease in expense was primarily due to declines in the cost of insurance and lower equity compensation expense.

Research and Development

R&D expenses decreased to $3.0 million in the six months ended June 30, 2023 compared to $4.9 million in the six months ended June 30, 2022. We continue to focus our R&D efforts primarily on the development of our CanGaroo RM Antibacterial Envelope. Such related costs were slightly less in the first six months of 2023 versus the prior year’s comparable period due to the reduction of efforts needed and expenses incurred as the development progresses toward anticipated completion.

FiberCel Litigation Costs

FiberCel litigation costs increased to $3.2 million in the six months ended June 30, 2023 compared to $0.4 million in the six months ended June 30, 2022. The increase in expense was primarily due to the establishment of the Contingent Liability for FiberCel litigation in the third quarter of 2022 and the continued evaluation of such liability and legal defense costs incurred as the FiberCel cases progress. FiberCel litigation costs in the six months ended June 30, 2022 were comprised only of legal fees incurred. See further discussion in Note 8 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest Expense

Interest expense was approximately $3.1 million in the six months ended June 30, 2023 compared to $2.4 million in the six months ended June 30, 2022. The increase was due to the higher principal outstanding and interest rates incurred by us on our existing debt, the SWK Loan Facility, as compared to the debt outstanding in the six months ending June 30, 2022, which consisted primarily of the MidCap Loan Facility and MidCap Credit Facility. See “ - Liquidity and Capital Resources - Credit Facilities” below for a further discussion of these debt agreements and Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2023 and 2022. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2023 and 2022 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$10,296	$12,638	$23,346	$24,133
Cost of goods sold	9,316	7,740	16,035	14,954
Gross profit	980	4,898	7,311	9,179
Intangible asset amortization expense	849	849	1,698	1,698
Gross profit, excluding intangible asset amortization	$1,829	$5,747	$9,009	$10,877
Gross margin	9.5%	38.8%	31.3%	38.0%
Gross margin, excluding intangible asset amortization	17.8%	45.5%	38.6%	45.1%

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash of approximately $9.3 million. In August 2022, we refinanced our debt as described below under “— Credit Facilities.” Since inception, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under our credit facilities, sales of our products and more recently, proceeds from our IPO and a private placement of our common stock. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in the production activities of our Richmond, California facility and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of June 30, 2023, our accumulated deficit was $156.6 million.

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

Cash Flows for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash used in:
Operating activities	$(7,555)	$(10,674)
Investing activities	(267)	(289)
Financing activities	129	(2,954)
Net decrease in cash	$(7,693)	$(13,917)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $7.6 million compared to $10.7 million for the six months ended June 30, 2022. The year-over-year decrease was primarily due to a higher net loss (after adjustment for non-cash charges and gains) as well as the timing of certain annual insurance prepayments and reduction to receivables offset by inventory builds.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $0.3 million. In both periods, the use of cash related to the purchase of property and equipment, the majority of which were used in the production activities of our Richmond, California facility.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million compared to net cash used in financing activities of $3.0 million for the six months ended June 30, 2022. The year-over-year net decrease was caused primarily by payments made in the 2022 period related to our Revenue Interest Obligation with no such payments having been made in the 2023 period due to ongoing restructuring discussions with Ligand (as defined below).

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million drawn was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which had not been entered into to date. In connection with the August 2022 debt refinancing, we used $16 million of the proceeds of the SWK Loan Facility to pay all outstanding obligations on the formerly outstanding MidCap Loan Facility and MidCap Credit Facility. Such payment included (i) $12.8 million to repay all outstanding principal and accrued interest on the MidCap Loan Facility, (ii) $1.7 million to pay the prepayment and exit fees on the MidCap Loan Facility and (iii) $1.5 million to repay the outstanding balance, accrued interest and exit fees on the MidCap Credit Facility. As of June 30, 2023, we had $24.9 million of indebtedness outstanding under our SWK Loan Facility, with such balance being net of $0.9 million of unamortized discount and deferred financing costs, but increased by capitalized PIK Interest (as defined below) of $0.9 million since November 2022.

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

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the three months ended June 30, 2023.

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

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if the Extension Conditions (as defined in the SWK Loan Facility Agreement) have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of June 30, 2023, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the outstanding principal on such principal payment commencement date with the balance paid at maturity.

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

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Aziyo. As of June 30, 2023, we were in compliance with the financial covenant and all other covenants.

On May 12, 2023, we entered into a first amendment to the SWK Loan Facility Agreement with SWK and the other lenders party thereto. The amendment is described in further detail in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Supplier Promissory Note

During 2017, we restructured certain of our liabilities with a tissue supplier and entered into an unsecured promissory note bearing interest at 5%. As of June 30, 2022, the balance of this promissory note totaled $1.4 million plus accrued interest. In connection with the August 2022 debt refinancing, we used $1.4 million of the proceeds from the SWK Loan Facility to repay the remaining balance on the promissory note, and as of June 30, 2023, we had no balance remaining on the promissory note.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of June 30, 2023, we had $24.9 million of indebtedness outstanding, consisting of $25.8 million outstanding under our SWK Loan Facility (net of $0.9 million of unamortized discount and deferred financing costs). In addition, as further described in Note 7 to these condensed consolidated financial statements included elsewhere in this Quarterly Report, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we assumed a restructured, long-term obligation to Ligand (the “Revenue Interest Obligation”), that requires us to pay Ligand 5.0% of future sales of the products we acquired from CorMatrix (as well as products substantially similar to those products), subject to annual minimum payments of  $2.75 million. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027. The initial $5.0 million milestone payment became due in the second quarter of 2023.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the three and six months ended June 30, 2023, there were no material changes to those previously disclosed. Refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our critical accounting estimates and policies.

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at June 30, 2023 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of June 30, 2023, our cash was maintained with three financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently rely on the efforts of our commercial partners and independent sales agents to generate a substantial portion of our net sales, and we expect to continue to rely on these third parties to generate a substantial portion of our net sales in the future while we work to grow our direct sales force. For example, we have commercial agreements with major medical device companies, including Boston Scientific, Biotronik, Sientra and LeMaitre Vascular. As a result, the impairment or termination of these relationships for any reason, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, has and could in the future materially and adversely affect our ability to generate revenue and profits.

One such partner, Surgalign Holdings, Inc. (“Surgalign”) and certain of its direct and indirect subsidiaries commenced voluntary proceedings under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on June 19, 2023. Total revenues generated by us from Surgalign during the six months ended June 30, 2023 and 2022 were $2.3 million and $2.5 million, respectively. Surgalign is in the process of selling its assets through the chapter 11 process, but our contract with Surgalign is not being assumed by the buyer of the relevant assets. Consequently, future revenues from our Surgalign relationship are highly uncertain.

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

The loss of one or more significant commercial partners, a material reduction in their purchases of our products, such as what we may experience with Surgalign, or their inability to perform their contractual obligations, including, for example, committed purchase requirements, has affected and could continue to adversely affect our business, financial condition and results of operations. We are also subject to the risk that any such commercial partner will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

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

For example, in July 2023, we announced a voluntary recall of a single lot of a certain viable bone matrix product and the market withdrawal of all of our viable bone matrix (“VBM”) products produced after a specified date (“VBM Matter”). Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (MTB) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism.

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

Centers for Disease Control and Prevention (“CDC”).  The FDA inspected our Richmond, California production facility, and this inspection did not result in any Form-483 observations. Additionally, multiple product liability lawsuits have been filed against us in connection with FiberCel. See “We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance” for additional information about these product liability lawsuits.

These product recalls and investigations, as well as others that may occur in the future, and the remediation of any potential or identified problems can cause production delays and result in substantial additional expenses and lost revenue. In addition, we may experience difficulties in scaling up processing and production of our human and porcine tissue products, including problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures and availability of skilled personnel. Furthermore, developing and maintaining our production capabilities has required, and will continue to require, the investment of significant resources, and we cannot guarantee that we will be able to achieve economies of scale. If we are unable to process and produce our human tissue products on a timely basis, at acceptable quality and costs and in sufficient quantities, or if we experience technological problems, delays in production, failure in the storage of our products or other loss of supply, our business would be materially and adversely affected.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. For example, since the voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix was issued, and since September 2021, we have received notice of 109 separate lawsuits or claims alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations.  We have settled 27 of these lawsuits for a total of approximately $7.5 million as of June 30, 2023.  Of these settled matters, 26 cases were both settled and paid as of June 30, 2023 for a total cash outlay of $7.3 million. For the remaining 82 cases for which settlements have not been reached, we estimated a probable loss related to each case and have recorded a liability at an estimated amount of $14.3 million for a total estimated liability at June 30, 2023 of $14.5 million, which is recorded as Contingent Liability for FiberCel Litigation in the accompanying condensed consolidated balance sheets included in this Quarterly Report. See Part II, Item 1, “Legal Proceedings” and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We are, and may in the future be, subject to product liability claims and lawsuits, including claims that may result from the VBM Matter noted above, and potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Product liability claims may be made by patients and their families, healthcare providers or others selling our products. Product liability claims may include, among other things, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties.

Additionally, we may be subject to product liability claims, proceedings and lawsuits, even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians and other healthcare providers to properly and correctly use our products. If these physicians or other healthcare providers are not properly trained or are negligent in using our products, the capabilities of our products may be diminished or the patient may suffer critical injury. In addition, we may be subject to product liability claims, as well as a number of other risks, as a result of physicians and other healthcare providers using our products “off-label.” See the risk factor entitled “The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business” included in the Annual Report.

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

Our product liability insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance.  As of June 30, 2023, we have recorded insurance receivables of $8.9 million on our balance sheet in respect of our insurance coverage for the FiberCel Litigation product liability losses.  However, it is possible that future claims related to the FiberCel Litigation or other product liability claims could exceed the limits of, or be excluded from, coverage under our policies, and claims against us could also increase the cost of maintaining our coverage.  If these or other claims are excluded from our coverages, or if we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, or if we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. One or more product liability claims could have a significant adverse effect on our business, financial condition and results of operations.

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

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. In June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product made from human tissue that is used in various orthopedic and spinal procedures, following our learning of post-surgical infections in patients treated with FiberCel, including some patients that tested positive for tuberculosis. This recall had a negative effect on our business, financial condition and results of operations and resulted in a number of lawsuits filed against us as discussed under the risk factor “ We face significant litigation related to FiberCel” included in our Annual Report. Furthermore, in July 2023, we announced a voluntary recall of a single lot of a certain viable bone matrix product and the market withdrawal of all of our viable bone matrix (“VBM”) products produced after a specified date (“VBM Matter”). Notice of the voluntary recall was issued to centers after we learned of post-surgical Mycobacterium tuberculosis (MTB) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. The VBM Matter product recall has had and may continue to have, and any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, could also have, a negative impact on our business, financial condition and results of operations, and this effect may be material.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Aziyo Biologics, Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Aziyo Biologics, Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of March 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Aziyo Biologics, Inc.to SWK Funding LLC.	8-K	001-39577	4.1	08/15/2022

10.1†	Aziyo Biologics, Inc. Amended and Restated 2020 Incentive Award Plan	Proxy Statement	001-39577	Annex A	04/27/2023

10.2	Distribution Agreement by and between Aziyo Biologics, Inc. and LeMaitre Vascular, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

† Denotes a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZIYO BIOLOGICS, INC.

Date: August 14, 2023	By:	/s/ C. Randal Mills
C. Randal Mills
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)