Form 10-K
period 2023-12-31
ELUTIA INC.
filed 2024-03-11
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $14,959,655 based on the closing price of $2.36 of the registrant’s Class A common stock as reported on the Nasdaq Capital Market on such date. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 1, 2024, there were 19,960,021 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding our recently completed sale of our Orthobiologics Business to Berkeley Biologics, LLC (“Berkeley”), including potential payment of post-closing earnout payments; our anticipated expansion of our product development and research activities; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; expectations regarding the potential emergence of lawsuits, claims and regulatory findings related to our recall of a single lot of the viable bone matrix (“VBM”) products, amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; our expectations and plans regarding pursuit of any strategic transactions; and our expectations relating to the U.S. Food and Drug Administration (“FDA”) regulatory process for the CanGarooRM® Antibacterial Envelope are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from and actual results, performance or achievements to be materially different from any future results, performance or achievements due to various factors, including, but not limited to those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.Elutia.com/financials/sec-filings.

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

As used in this Annual Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Elutia” refer to the operations of Elutia Inc. (formerly known as Aziyo Biologics, Inc.) and its consolidated subsidiaries.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Annual Report includes our trademarks, trade names and service marks, including, without limitation, “Elutia®,” “CanGaroo®,” “CanGarooRM®,” “ProxiCor®,” “Tyke®,” “VasCure®,” “SimpliDerm®,” “SimpliDerm Ellipse®” and our logo, which are our property and are protected under applicable intellectual property laws. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks may appear in this Annual Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	we have incurred operating losses and may continue to do so for the near-term future, and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability;
●	we have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern;
●	the regulatory approval, certification and clearance processes of the FDA and comparable foreign authorities and notified bodies are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval or other marketing authorizations for our products and product candidates, our business will be substantially harmed;
●	we face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we face significant litigation related to FiberCel and VBM;
●	our long-term growth depends on our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;
●	because we depend upon a limited number of third-party suppliers and manufacturers and, in certain cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially and adversely affect our business, financial condition and results of operations;
●	a substantial portion of our net sales is generated through our commercial partners and independent sales agents, which subjects us to various risks;
●	our ability to successfully realize the anticipated benefits of the sale of our Orthobiologics Business;

●	our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	our success depends on the continued and future acceptance of our products by the medical community;
●	we face significant and continuing competition from other companies, most of which have longer operating histories, more established products and/or greater resources than we do, which could adversely affect our business, financial condition and results of operations;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	if we are unable to obtain, maintain and adequately protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

PART I

Item 1.      Business.

Overview

At Elutia, our mission is to humanize medicine so that patients can thrive without compromise. As a commercial-stage company, we seek to leverage our unique understanding of biologics to improve the interaction between implanted medical devices and patients by reducing complications associated with these surgeries. These complications include device migration, erosion, non-union of implants as well as implant rejection. In addition, our products are designed to mitigate the formation of scar and fibrotic capsule formation that commonly occurs with device implants and is linked with additional risk factors including infection and capsular contracture. We are dedicated to supporting patients by providing physicians with a consistent product of uniform material, thus enabling surgeons to focus on achieving successful outcomes for complex procedures.

We estimate that, over the past two years, more than 600,000 surgical procedures were performed per year in the United States in which the patient was implanted with medical devices such as pacemakers, defibrillators, neuro-stimulators or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar tissue formation, capsular contraction, erosion, migration and implant rejection. These products currently focus on our priority markets – Device Protection and Women’s Health. In Device Protection, we sell CanGaroo, a “first-to-market” biological envelope, protected by a global patent portfolio, that is indicated for use with implantable electronic devices including cardiac and neurostimulator devices. CanGaroo is designed to create a secure pocket to hold the device and mitigate complications such as device migration and erosion. The CanGaroo product is a biomatrix comprised of extracellular matrix (“ECM”), which has been shown to support healthy wound healing. Because of this inherent ECM trait, CanGaroo may facilitate re-operative procedures by mitigating scar formation and fibrosis. In addition, the CanGaroo envelope is the only envelope designed for subcutaneous implantable cardiac defibrillators, a growing market.

In Women’s Health, we have developed both patented and proprietary technologies, culminating in the creation of SimpliDerm—a novel biological matrix designed to leverage the inherent science of natural healing processes. SimpliDerm’s design uses human acellular dermal matrices with heightened structural integrity and superior handling capabilities, which may mitigate inflammation and tissue incorporation, leading to a better healing experience. We believe that these acellular dermal matrices represent an optimal choice for tissue repair and reconstruction, finding applications in fields such as sports medicine, hernia repair, and trauma reconstruction. These matrices are also useable in breast reconstruction surgeries, particularly for women undergoing mastectomy as part of cancer treatment.

With respect to pipeline products, we are seeking to pioneer drug-eluting biomatrices (“DEB”), to help solve problems unaddressed by currently available options. One such product is a version of CanGaroo currently known as CanGarooRM, a first-in-class biomatrix that combines the CanGaroo envelope with antibiotics. These antibiotics, rifampin and minocycline, have been shown to reduce the risk of infection following surgical implantation of an electronic device. CanGarooRM will require clearance of an FDA 510(k) submission to be marketed in the United States. If approved, we anticipate CanGarooRM will be the only drug-eluting biomatrix approved for use with implantable electronic devices, and the first envelope that helps protect against infection, erosion, migration and complications associated with fibrotic tissue formation providing both acute and long-term benefits to the patient. We also intend to leverage our DEB platform technology by developing and commercializing products for markets with similar unmet needs, such as neurostimulation and breast reconstruction.

We also sell legacy products into the Cardiovascular market. In Cardiovascular, we sell our specialized porcine small intestine submucosa, which is also the tissue used to make CanGaroo, for use as an intracardiac and vascular patch as well as for pericardial reconstruction. In addition, our TYKE product is designed for use in the neonatal patient population. These cardiovascular products are sold in the United States through an exclusive agreement with LeMaitre Vascular, Inc. (“LeMaitre Vascular”) and internationally through distributors.

Our growth strategy is focused on increasing penetration in the Device Protection and Women’s Health markets. We believe we can grow our business by increasing our commercial footprint, developing clinically exceptional products and, when possible and appropriate, through inorganic opportunities.

Our go-to-market strategy includes a combination of a direct sales force, commercial partners and independent sales agents. CanGaroo is sold through both our internal sales force and independent sales agents and our commercial partner, Boston Scientific. As of December 31, 2023, we had 12 direct sales representatives who focus on gaining additional market access and driving market penetration for CanGaroo, not only by selling such product, but also, where appropriate, by managing our commercial partner and providing technical assistance for selling our products. SimpliDerm is sold through both independent sales agents and our distributor, Sientra Inc. (“Sientra”). Through our direct sales force and leveraging our existing commercial partners and sales agents, we believe we can expand our customer base and further strengthen our existing customer relationships and increase penetration in our priority markets.

We have a well-established and scalable internal manufacturing facility along with our corporate headquarters and other administrative location. Our Roswell, Georgia location is our processing, production and distribution facility for all of our implantable electronic device protection and cardiovascular products. Our Silver Spring, Maryland location is our headquarters and functions as a research and development and corporate support center. Our San Diego, California location provides additional administrative oversight and support. With the sale of our Orthobiologics Business in November 2023 to Berkeley (as described in further detail below), we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have a contract manufacturing relationship with Berkeley under which we receive SimpliDerm.

Sale of Orthobiologics Business

On November 8, 2023, we completed the sale to Berkeley of substantially all of the assets of our Orthobiologics segment (the “Orthobiologics Business”), which were comprised of assets related to our business of (i) researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and (ii) contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. In the sale, we received approximately $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products).

The purchase agreement contains customary representations, warranties and covenants of the parties, and we, on the one hand, and Berkeley, on the other hand, agreed to customary indemnification provisions for breaches of representations, warranties and covenants, as well as assumed and excluded liabilities and pre-closing items.

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

Our Integrated Company. Our end-to-end capabilities spanning research and development (“R&D”), manufacturing and commercialization enable us to continually advance our product portfolio and drive commercial growth.  For example, our integrated structure allows us to receive market feedback from our sales team on unmet physician and patient needs, providing us with invaluable direction on our innovation priorities. It is this feedback, for example, that allowed us to refine our SimpliDerm product to have, what we believe to be, industry-leading handling properties.

Well-positioned in Large, Attractive and Growing Markets. We believe that the device protection, women’s health and cardiovascular markets, which we believe currently represent a combined market opportunity of greater than $1 billion in the United States, will continue to experience significant growth, given advancements in implantable medical device technologies and surgical techniques; shifting global demographics that include an aging population with a greater incidence of comorbidities, and increasing procedure volumes. We believe there is growing adoption of regenerative medicine products by the medical community as physicians become aware of the benefits of natural products, including improved healing and reduced inflammation, scar-tissue formation and foreign body response.

Large and Growing Body of Clinical Data. We have and continue to develop a body of pre-clinical, clinical and patient outcomes data, including third-party publications and patient registries that provide evidence supporting the technical and clinical attributes of our products. We believe that our extensive in vivo and clinical data give us a competitive advantage.

Commercial Relationships with Major Medical Device Companies. We have commercial agreements with major medical device companies, including our strategic relationships with Boston Scientific, Sientra and LeMaitre Vascular, which, along with others, we collectively refer to as our commercial partners, to promote or commercialize some of our products. These commercial partners use their own network of approximately 1,100 sales representatives, clinical specialists and independent sales agents, including approximately 1,000 of which are focused on our CanGaroo product. We leverage this additional presence in targeted markets to significantly increase our opportunity to cost-effectively penetrate these large markets.

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

Our Growth Strategy

The key elements of our growth strategy are:

Increase Penetration in Our Target Markets. We believe that the potential for growth in our target market segments presents a long-term opportunity to increase the use of our products. We plan to continue our growth and accelerate our penetration into our target markets through our direct sales force and by leveraging our relationships with our commercial partners, Boston Scientific, Sientra and LeMaitre Vascular that have well-established and significant infrastructure and experience in our target markets.

Pipeline of Innovative Drug-Eluting Biologics Products. In December 2023, we submitted a 510(k) premarket notification to the FDA for our next-generation DEB product, CanGarooRM. CanGarooRM is tailored for use with cardiac implantable electronic devices (“CIED”), such as pacemakers and internal defibrillators, currently served by only one competitor. CanGarooRM will require FDA clearance of the 510(k) submission to be marketed in the United States. The Company anticipates an approval decision in the first half of 2024 and is now preparing for commercial launch. Furthermore, we intend to leverage our DEB platform technology by developing and commercializing products for markets with similar unmet needs, including neurostimulation, wound care and breast reconstruction.

Our Proprietary Products/Solutions

Our portfolio of regenerative medicine products has been developed to address the following specific markets:

Device Protection and Cardiovascular Markets

Market Opportunity

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

Limitations of Existing Solutions

IEDs are now the standard of care for patients suffering from cardiac arrhythmias and heart failure. Such devices, CIEDs, are implanted in soft tissue, which is not heavily vascularized, and its implantation may trigger a biologic response that results in inflammation and fibrosis, leading to the device and its wire leads being encased in dense or calcified fibrous material.

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

As patients with implants live longer, device reoperations are ever more common, including those to replace or upgrade the device, or to replace or revise the wire leads. The dense, under-vascularized capsule surrounding a device and its wire leads makes replacement or revision more difficult, increases the time needed for the extraction and replacement procedure and progressively increases the risk of infection. An increasing proportion of these cardiovascular electronic devices, that is, cardioverter/defibrillators, are larger, heavier and more complex and have a greater frequency of complications associated with them than the smaller, less heavy and less complex devices. For neurostimulator devices, the common location of these devices, which is in the soft tissue of the abdomen or back, increases the risk of migration and erosion and that of patient discomfort when sleeping or sitting.

In 1972, Dr. Victor Parsonnet reported that enclosing pulse generators in a polyester pouch prevented migration and extrusion of the implanted device through the skin. BARD Vascular Systems manufactured the Parsonnet pouch, which was used in patients with little subcutaneous tissue. In 2008, TyRx Pharma (“TyRx”) introduced AIGSRX, a synthetic, permanent mesh envelope, which was intended to securely hold either a pacemaker pulse generator or defibrillator and provide a safe space for these implants to be acclimated by the body. To prevent infections associated with the implantation procedure, the non-resorbable mesh was coated with a bioabsorbable material, which released the antibiotics rifampin and minocycline over a period of approximately one week. In 2013, TyRx replaced the original product with AIGISRXR, a comparable product with the same two intended uses, but fully bioresorbable. In 2014, Medtronic acquired TyRx and now sells this fully bioresorbable synthetic product under the name TYRX.

The utilization of TYRX, a synthetic mesh employed as an envelope to deliver antibiotics in surgical procedures, presents several challenges. Notably, the material's rigidity and limited availability in only two sizes require larger incisions during implantation. These characteristics can potentially lead to extended surgery times and complications during subsequent device replacements or upgrades. Furthermore, the foreign body response, which can lead to the formation of fibrous capsules around synthetic material, poses significant hurdles. Excessive scar tissue resulting from this response may complicate device replacement and revision surgeries, highlighting potential issues with long-term outcomes.

Our Solution

We estimate that there is currently a 7 to 11% complication rate with CIED placement. CanGaroo was designed to mitigate complications deriving from implantable electronic devices and the shortcomings of synthetic envelopes. We believe that CanGaroo is the only biological product that forms a natural, systemically vascularized pocket that conforms to and securely holds implantable electronic devices. CanGaroo is cleared for use with pacemaker pulse generators, defibrillators and other cardiac implantable electronic devices as well as vagus nerve stimulators, spinal cord neuromodulators, deep brain stimulators and sacral nerve stimulators.

The CanGaroo Envelope is constructed from perforated, multi-laminate sheets of decellularized, non-crosslinked, lyophilized small intestine submucosa (“SIS”) ECM, derived from porcine small intestinal submucosa, a natural biomaterial, which is rich in natural growth factors, structural proteins and collagens. The ECM is sewn into the shape of a pouch, into which the device is placed. We sell the biological envelope in a variety of sizes, which allows it to accommodate all CIED devices commercially available, and it has a shelf life of 30 months.

CanGaroo is soft and pliable and is designed to conform to the implantable device for easy handling and implantation. The SIS ECM is designed to mitigate the biologic foreign body response that normally occurs around the electronic device. CanGaroo is remodeled into a surrounding layer of vital, vascularized tissue, potentially reducing the risk of thick capsule formation, migration and erosion of the implantable device through the skin, and complications associated with Twiddler’s syndrome. CanGaroo may also facilitate the process of implantation and of device removal during its replacement, as well as enhance patient comfort.

Development Pipeline

We have developed a version of the CanGaroo Envelope, called CanGarooRM, that combines the envelope with antibiotics.  These antibiotics, rifampin and minocycline, have been shown to reduce the risk of infection following surgical implantation of an electronic device. We refer to this combination of biologics with antibiotics as drug-eluting biomatrix, or DEB. CanGarooRM will require clearance of an FDA 510(k) submission to be marketed in the United States. We submitted the required 510(k) in April 2022 and, in March 2023, received a Not Substantially Equivalent letter from FDA requiring us to address questions relating to drug testing, primarily a request by FDA to modify an in vitro drug release assay employed as a manufacturing control.  In December 2023, we submitted a 510(k) premarket notification to the FDA for our next-generation DEB product, CanGarooRM. The Company anticipates an approval decision in the first half of 2024 and is now preparing for commercial launch. If approved, we anticipate CanGarooRM will be the only drug-eluting biomatrix approved for use with implantable electronic devices, providing both acute and long-term benefits to the patient.

Commercial Approach

We sell CanGaroo in the United States and globally using our direct sales force and our commercial partner, Boston Scientific, which acts as a sales agent and gives us access to approximately 1,000 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Our primary customers are electrophysiologists, cardiac surgeons and neurosurgeons. Our direct sales force is focused on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provides the critical knowledge of the advantages that CanGaroo provides for patients over those of our competitors. We ship the product directly to hospitals.

Cardiovascular Products

We also sell additional cardiovascular products derived from our specialized SIS ECM, all of which received 510(k) regulatory clearance as medical devices:

●	ProxiCor for Cardiac Tissue Repair (“CTR”) is cleared for use as an intracardiac patch for repairs such as atrial and ventricular septal defects and suture-line buttressing, as well as for pledgets. ProxiCor CTR enables cardiac and congenital heart surgeons to reestablish the essential native anatomical structures of the heart by providing a natural bio-scaffold that allows the patient’s own cells to form a new tissue layer versus a synthetic patch which may calcify over time.
●	ProxiCor for Pericardial Closure (“PC”) is used to reconstruct the pericardium after heart surgery. Data shows that post-operative complications associated with open-heart surgery are reduced in patients who have had their pericardium reconstructed. By providing a protective covering over the heart, ProxiCor PC may help protect the heart during repeat sternotomies.
●	Tyke was developed based on a request by pediatric cardiovascular surgeons to deliver an ECM material that maintained the biomechanical properties found in our existing products, but was thinner, more pliable and better suited for intracardiac and branch pulmonary artery use in neonates and infants. Tyke is cleared for use in neonates and infants for the repair of pericardial structures; as an epicardial covering for damaged or repaired cardiac structures; and as a patch material for intracardiac defects, septal defect and annulus repair, suture-line buttressing and cardiac repair. Tyke is the only extracellular material that has been specifically cleared for use in neonates and infants to repair cardiac structures.
●	VasCure is cleared for use, and is used by, cardiovascular, vascular and general surgeons as, a patch material to repair or reconstruct the peripheral vasculature, including the carotid, renal, iliac, femoral and tibial blood vessels, by modeling into site-specific tissue and conforming to repair defects easily. VasCure is also cleared and is used for the closure of vessels, as a pledget, or for suture line buttressing when repairing vessels. Unlike synthetic or cross-linked materials, VasCure approximates normal tissue and, we believe, is, therefore, less likely to provoke an immune response.

In April 2023, we entered into an agreement with LeMaitre Vascular, a provider of vascular devices, implants and services, granting LeMaitre Vascular the exclusive U.S. distribution rights for the products within our cardiovascular segment: ProxiCor PC, ProxiCor CTR, Tyke and VasCure. The term of the collaboration is three years, and LeMaitre Vascular has the exclusive option to acquire the product line following the first year or under certain other circumstances.

Clinical Data

We have accumulated a substantial body of clinical and pre-clinical data for our device protection products. We believe that the reported outcomes from our studies help to differentiate our products in the marketplace.

Pre-clinical Studies

Published pre-clinical data from a rabbit model showed that the CanGaroo Envelope was more successful in providing a barrier surrounding a CIED compared to a pacemaker canister alone. When implanted with a pacemaker, CanGaroo Envelopes promoted significantly greater stabilization of the device and more vascularized tissue ingrowth within the pocket compared to implantation with only standard fixation methods, such as sutures through the CIED header or no fixation at all. These data were initially presented as a live podium presentation at the American Society for Artificial Internal Organs (“ASAIO”) 2022 annual conference and published in abstract form in ASAIO Journal.

Clinical Studies

To evaluate our CanGaroo Envelope, we have conducted multiple post-market studies and are currently conducting prospective studies that comprise over 2,000 patients in total. We believe the results from the completed studies provide evidence supporting the safety of the CanGaroo Envelope when used for the implantation of CIEDs in humans.

CARE Study and SECURE Study

The CARE Study, a retrospective, post-market investigation, gathered data from 96 consecutive patients who underwent simultaneous implantation of CIED and CanGaroo Envelope at a single institution. The SECURE Study, a prospective, single-arm, observational, post-market study, included 1,026 patients from 39 centers who underwent CIED implantation within a CanGaroo Envelope. Combining data from both studies resulted in a comprehensive analysis involving a total of 1,102 patients from 40 centers across the United States. The dataset, with an average of 2.3 infection risk factors per patient and a mean follow-up time of 223 days, was utilized to evaluate overall clinical outcomes and adverse events. Common risk factors among the enrolled patients encompassed oral systemic anticoagulants, obesity, diabetes, congestive heart failure, device replacement/revision, and renal insufficiency.

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

CARE Plus Study

The CARE Plus Study, a single-center, post-market, retrospective cohort study, assessed outcomes in patients undergoing CIED implantation with either a biologic CanGaroo Envelope, Medtronic’s non-biologic TYRX envelope, or no envelope. The study, published in Cureus in May 2022, included results from 455 patients (165 CanGaroo, 219 TYRX, and 71 no envelope). Analysis of adverse patient outcomes and events occurring up to 12 months post-implantation revealed that most patients with at least two infection risk factor received an antibacterial envelope (77.9% any envelope vs. 52.1% no envelope, p<.001). The overall rate of adverse events was 9.2% (n = 42), with low rates of pocket infection (0.4%) and hematoma (2.6%), and no significant differences between groups in overall or individual adverse event rates. The findings suggest the potential benefit of antibiotic-eluting CIED envelopes in reducing infection risk for high-risk patients. The study also presented a decision tree to aid clinical decision-making regarding CIED envelope usage.

HEAL Study

The HEAL Study was a retrospective cohort study of CIED patients who were presenting for reoperation after a prior implantation. The study was designed to compare the characteristics of soft tissue healing surrounding CIED implants with or without an envelope. A total of 46 patients were enrolled, categorized into three cohorts based on whether a biologic CanGaroo Envelope, Medtronic’s non-biologic TYRX Envelope, or no envelope was employed during their prior implantation. During reoperation, the current implant pockets of the patients were examined and compared using both a blinded histological biopsy and visual assessment through photographs.

Positive outcomes from the HEAL Study, were presented at Heart Rhythm Society (HRS 2023). The study assessed patients who underwent CIED implantation with CanGaroo Envelope, Medtronic’s TYRX non-biologic envelope, or no envelope, returning for a revision procedure at least four months post-implantation. In the interim analysis of 43 patients, CanGaroo demonstrated statistically significant advantages, with reoperations scoring 46% easier in generator mobilization (p=.02), 41% easier in lead mobilization (p=.01), and 43% less overall procedural difficulty (p=.04) compared to the no-envelope group. CanGaroo required significantly fewer capsulectomy procedures (83% less, p=.04), and histologic evaluation revealed 30% thinner capsules compared to no envelope (p=0.12) and 32% thinner capsules compared to TYRX (p=.09). The study findings underscore the potential of CanGaroo to enhance CIED implantation outcomes and streamline subsequent reoperative procedures. Final analysis is underway and will be reported upon completion.

CanGaroo S-ICD Pilot Study

A retrospective, single-center, post-market pilot study was designed to evaluate whether low voltage lead impedance (“LVZ”), as routinely measured by subcutaneous implantable cardioverter defibrillators (“S-ICDs”), could be a clinically relevant assessment. These devices sense changes in impedance, which could be influenced by fibrotic tissue surrounding the S-ICD. Such encapsulation could complicate future procedures for patients.

LVZ changes from 0 to 4 years post implantation of an S-ICD were analyzed in 24 patients, half of whom received CanGaroo Envelope and half received no envelope. LVZ measurements reliably detected changes in impedance over time and between groups. After an initial decrease in both groups in the first month, impedance changes appeared to increase more slowly in the CanGaroo cohort compared to patients in the no envelope cohort out to 30 months. The data, presented at the European Society of Cardiology 2022 Congress and published in European Heart Journal, suggest that LVZ may provide a non-invasive assessment of surrounding tissue quality.  Further study is needed to determine whether use of a CanGaroo Envelope may stabilize impedance changes long-term.

CanGaroo Registry Study

The CanGaroo Registry Study is a prospective, multi-center registry that completed enrollment at 500 patients (329 CanGaroo and 171 no envelope) in December, 2022. The objective is to explore clinical profiles, procedural details, and post-implant outcomes of patients who received the CanGaroo Envelope or no envelope at time of initial (de novo) CIED implantation. All patients will be followed for three months postoperatively, and a subgroup of patients aged 65 years or younger at time of enrollment will undergo extended follow-up for up to five years.

Women’s Health Market

Market Opportunity

According to certain third-party estimates, the use of acellular dermal matrices in breast construction surgery in the United States grew 29% in 2022 versus 2020, with such surgeries now constituting an approximately $500 million market. Such surgery is performed to treat structures of the human body that are affected aesthetically or functionally due to defects, abnormalities, trauma, infection, burns, tumors or disease. Plastic and reconstructive surgery is generally performed to improve function and ability, but it may also be performed to achieve a natural appearing restoration of the affected anatomical structure. Clinical practice of plastic and reconstructive surgery includes excision of tumors of the skin, vasculature, chest, oral and oropharyngeal cavities and extremities and reconstructions of the same; debridement, skin grafting and skin flaps for burn reconstructions; trauma surgery for the hands, upper and lower limbs and facial region; congenital or acquired malformations related to the hands, face, skull and jaw; surgical removal of vascular abnormalities; a range of aesthetic surgeries; and reconstructions of the breast.

One of the most common applications of biologic matrices in plastic and reconstructive surgery is breast reconstruction surgery after mastectomy. Mastectomy is a method of tumor removal for breast cancer in which all breast tissue, including the cancerous cells, is surgically removed. It is estimated that more than 10% of women will develop invasive breast cancer in their lifetimes, which in 2022, lead to approximately 150,000 post-mastectomy breast reconstructions in the U.S., of which approximately 66% were operations where both breasts were reconstructed. Breast reconstruction surgery is a surgical procedure generally used to restore a breast to near normal shape and appearance and can be performed using either a prosthetic breast implant, referred to as implant-based reconstruction, or the patient’s own tissue, referred to as autologous reconstruction. Additional reconstructive surgeries may be required following the initial breast reconstruction, including breast lift, also known as mastopexy, or breast revision surgery, in which the surgeon adjusts the position and shape of the breast.

In 2022, plastic surgeons used human acellular dermal matrices (“HADMs”) in approximately 76,000 women (approximately 125,000 breasts). The use of these materials is well-characterized in the clinical literature and recommended by recent U.S. and European consensus guidelines for certain surgical techniques. However, as of March 2024, no biologic matrix or any other soft tissue reinforcement material, including our product, had been approved or cleared by the FDA specifically for use in breast reconstruction surgery.

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

Synthetic products provide a substitute when autologous reconstruction is not feasible or desired. Yet, they too have their limitations. Implantation of products not recognized by the body as “self” may trigger a foreign body reaction. The result of this signaling cascade is encapsulation of the foreign body in fibrotic tissue, which may impede tissue healing and lead to capsular contracture which occurs when scar tissue, or capsule, around the device tightens and squeezes the implant. This can cause both visible deformity as well as severe pain. Other major issues are damage to the surrounding soft tissue, altering of the mechanical properties or appearance of the original tissue and increased risk of infection.

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

Our Solution

We designed SimpliDerm to offer improved biocompatibility and better tissue integration in the patient. It is marketed for use for the repair or replacement of damaged or insufficient integumental tissue or for the repair, reinforcement or supplemental support of soft tissue defects or any other homologous use of human integument. SimpliDerm is a pre-hydrated, HADM manufactured with our patented cell removal technology, a process that maintains the biological and structural integrity of the tissue’s extracellular matrix components and is designed to allow for rapid integration, cellular repopulation and revascularization at the surgical site. Its structurally intact extracellular matrix is designed to closely resemble natural, healthy tissue.

Development Pipeline

The clinical literature suggests that greater than 10% of breast reconstruction patients experience a post-operative infection and the treatment for many of these infections will require reoperation to explant the implant. To address this surgical complication, we are leveraging the technology used in CanGarooRM to develop a DEB version of SimpliDerm  (currently called SimpliDermRM) designed to prevent this serious issue. When developed, SimpliDermRM will require clearance of an FDA premarket approval (“PMA”) submission to be marketed in the United States.

Commercial Approach

Since its launch in 2019, SimpliDerm has been sold through independent sales agents to plastic and reconstructive surgeons. In March 2023, we entered into an agreement with Sientra, a medical aesthetics company uniquely focused on plastic surgery, to expand the distribution of SimpliDerm. Under the agreement terms, Elutia has granted Sientra certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm. This agreement with Sientra gives us access to approximately 50 sales representatives to further expand our footprint and accelerate our sales.

On February 13, 2024, Sientra reported that it had filed for chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Delaware, and that it received a debtor-in-possession financing from Deerfield Partners.  Sientra also reported that it will seek a sale of its business under Section 363 of the Bankruptcy Code. While Sientra continues to operate as a debtor-in-possession and we continue to ship product with Sientra as our distribution partner, there can be no assurance that Sientra will be successful in its sale of business transaction or that the potential purchaser of the Sientra business will agree to assume our contracts with Sientra.

Clinical Data

We have accumulated a substantial body of clinical and pre-clinical data for our women’s health products. We believe that the reported outcomes from our studies help to differentiate our products in the marketplace.

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

Clinical Studies

A retrospective, multi-center study evaluating patients who have undergone breast reconstruction post-mastectomy with SimpliDerm and patients receiving other HADMs has been published. A total of 107 patients (181 breasts) who underwent immediate, 2-stage breast reconstruction with tissue expanders and either SimpliDerm (n=38) or AlloDerm RTU (n=69) after mastectomy, were followed to exchange to permanent implant(s) or tissue expander(s) explant. Reconstructions were predominantly prepectoral (82.3%). Patients were followed for a median of 134 days. A total of 35 adverse events (AEs) occurred in 27 (25.2%) patients, with no difference in AE type or rates between ADM groups, and no AEs deemed related. The observed AE profiles and rates were similar to those published for other ADMs in breast reconstruction. These results demonstrate comparable clinical outcomes of SimpliDerm and AlloDerm RTU following 2-stage breast reconstruction.

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

Our products compete primarily with implantable electronic device envelopes and other cardiovascular repair and human-derived acellular dermis products. The CanGaroo Envelope competes with the synthetic envelope TYRX from Medtronic. ProxiCor, Tyke and VasCure compete with bovine pericardium and synthetic patch materials produced by numerous companies, including Gore’s Gore-tex and Terumo’s Vascutek. SimpliDerm competes primarily against human-derived acellular dermis matrix meshes, including AbbVie’s AlloDerm, MTF’s FlexHD, Stryker’s DermACELL and RTI Surgical’s Cortiva. SimpliDerm also competes against animal-derived biological mesh products, such as AbbVie’s Strattice and Integra’s SurgiMend, as well as various synthetic mesh products.

We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

Our competitors’ products in the soft tissue repair market have been available for use for multiple years. During this time, private payors have developed policies for coverage based on available data and literature. Third-party payors generally do not currently cover SimpliDerm or procedures using SimpliDerm.

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

Sales and Marketing

We have dedicated substantial resources to establishing a multi-faceted sales and marketing organization in the United States. We sell CanGaroo in the United States using our direct sales force, which as of December 31, 2023, totaled 12 sales representatives, and through our commercial partner, Boston Scientific Corporation (“Boston Scientific”), which acts as a sales agent, marketing CanGaroo and obtaining orders, and gives us access to approximately 1,000 sales representatives and clinical specialists. Under the terms of this agreement, Boston Scientific receives a commission equal to a specified dollar amount per unit sold. Our direct sales representatives focus on gaining additional market access and driving market penetration, not only by selling our products, but also, by managing our commercial partnership with Boston Scientific and providing technical assistance for selling our products. These sales representatives and agents are supported by teams of professionals focused on sales management, sales operations, ongoing training, analytics and marketing.

SimpliDerm, our women’s health product, is sold using independent sales agents and Sientra, who Elutia has granted certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery. This agreement with Sientra gives us access to approximately 50 sales representatives to further expand our footprint and accelerate our sales. Under the terms of this agreement, Sientra purchases SimpliDerm through a transfer fee and sells it to the end user hospital or healthcare facility.

On February 13, 2024, Sientra reported that it had filed for chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Delaware, and that it received a debtor-in-possession financing from Deerfield Partners.  Sientra also reported that it will seek a sale of its business under Section 363 of the Bankruptcy Code. While Sientra continues to operate as a debtor-in-possession and we continue to ship product with Sientra as our distribution partner, there can be no assurance that Sientra will be successful in its sale of business transaction or that the potential purchaser of the Sientra business will agree to assume our contracts with Sientra.

Our cardiovascular products, ProxiCor, Tyke and VasCure, are sold in the U.S. through LeMaitre Vascular. In April 2023, we entered into an agreement with LeMaitre Vascular granting them the exclusive U.S. distribution rights for our cardiovascular products. The term of the collaboration is three years, and LeMaitre Vascular has the exclusive option to acquire the product line following the first year or under certain other circumstances.

We have historically focused our market development and commercial activities primarily in the United States. However, we have obtained marketing registrations, developed commercial and distribution capabilities and are currently selling CanGaroo and cardiovascular products in several countries outside of the United States. Independent sales agents in Argentina, Australia, the European Economic Area, the European Union, Latin America and Mexico sell our products. Sales generated in the United States represented greater than 97% of our net sales in 2023 and sales of these products outside of the United States will largely cease after May 2024 due to changes in certain international regulatory rules which require investment by us not warranted by the current level of sales in these markets.

Research and Development

Our research and development team has extensive experience in developing regenerative medicine and DEB products and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times, and, as a result, reduce costs. We have recruited and retained staff with significant experience and skills, gained through both industry experience and training at leading colleges and universities. In addition to our internal staff, our external network of development laboratories, testing laboratories and physicians aids us in our research and development process.

Manufacturing and Suppliers

We manufacture CanGaroo and our cardiovascular products in our Roswell, Georgia facility and use Cook Biotech Incorporated (“Cook Biotech”) as our sole porcine tissue supplier for these products. We have significant expansion capabilities in our in-house manufacturing facility. Cook Biotech has previously successfully expanded and, we believe, is well-positioned to support future expansion. However, they are our sole source, and we cannot guarantee that an interruption in supply will not occur. If necessary, we could engage an alternate supplier or set-up, validate and gain regulatory authorization to manufacture these products in our own facilities, although it would require significant time, expense and regulatory clearance. In February 2024, it was announced that Cook Biotech Inc. was acquired by RTI Surgical. We do not expect the acquisition to affect our supply agreement with Cook Biotech, which we understand will continue as a subsidiary of RTI Surgical.

We have robust internal compliance processes to maintain the high quality and reliability of our products. We use annual internal audits, combined with external audits by regulatory agencies and commercial partners to monitor our quality control practices. Our Roswell, Georgia facility is registered with the FDA as a medical device manufacturing establishment. In addition to Cook Biotech, we use other third-party suppliers to support our internal manufacturing processes. We select our suppliers through a rigorous process to ensure high quality and reliability with the capacity to support our expanding production levels. To date, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements.

With the sale of our Orthobiologics Business in November 2023 to Berkeley, we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have a contract manufacturing relationship with Berkeley under which we receive SimpliDerm. At present, Berkeley is our single source of supply for SimpliDerm, but we are evaluating additional options for supply redundancy. No contracted minimum purchase commitments are defined in the agreement and Berkeley must comply with FDA current Good Tissue Practice (cGTP), American Association of Tissue Banks Standards and all applicable state and local regulations.

Intellectual Property

We rely on a combination of patents, trademarks, confidentiality agreements and security procedures to protect our proprietary products, preservation technology, trade secrets and know-how. We believe that our patents, trade secrets, trademarks and technology licensing rights provide us with important competitive advantages. We have also obtained additional rights through license agreements for additional products and technologies. As of December 31, 2023, we owned approximately 15 U.S. patents, seven U.S. patent applications, six foreign patents (in Australia, Germany, Spain, France, Great Britain and Italy), and four foreign patent applications (in Australia, Canada, and Europe); and we in-licensed three U.S. patents, 12 foreign patents (in Australia, Canada, Japan, Denmark, Germany, Great Britain, Ireland, Italy and the Netherlands), and two U.S. and five foreign patent applications (in Brazil China, Japan as well as an application with the European Patent Office). Our owned patent portfolio includes 14 U.S. patents and six U.S. patent applications that relate to our technology for CanGaroo, including issued claims covering biological envelopes and pending claims covering their use. In addition, we own one U.S. patent that relates to our technology for SimpliDerm that claims a method of preparing an acellular dermal matrix. Excluding any patent term extension, our issued patents relating to our technology for CanGaroo are anticipated to expire starting in 2027, and our issued patent that relates to our technology for SimpliDerm is anticipated to expire in 2033. There can be no assurance that any pending patent applications will ultimately be issued as patents. We do not own or in-license any patents or patent applications covering our other products.

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

As of December 31, 2023, we had 11 registered trademarks and two pending trademark applications worldwide, including trademark registrations for “Aziyo,” “CanGaroo,” “ProxiCor,” “Tyke,” “VasCure,” “SimpliDerm,” and “SimpliDerm Ellipse,” in the United States, trademark applications for “Elutia,” in Jamaica and the United States, and trademark registrations for CanGaroo in the European Union, United Kingdom and Japan.

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

License Agreement with Cook Biotech

On May 31, 2017, we entered into a license agreement, which we refer to as the Cook License Agreement, with Cook Biotech under which Cook Biotech granted to us an exclusive worldwide sublicensable license under certain licensed patents to make, have made, use, offer for sale, sell and import CorMatrix ECM for Pericardial Closure, CorMatrix ECM for Cardiac Tissue Repair, CorMatrix ECM for Carotid Repair, CorMatrix ECM for Vascular Repair, TYKE Patch, Pledget and Intracardiac, and CanGaroo ECM Envelope (into which implantable cardiac pacemaker or defibrillator devices are to be inserted). Cook Biotech retained certain co-exclusive rights to the CorMatrix ECM for Vascular Repair. The Cook License Agreement was amended on December 21, 2017 to expand our field of use for SIS pouch devices to include other implantable electronic cardiac stimulation devices, electronic neurostimulation devices for deep brain stimulation, spinal nerve and sacral nerve stimulation to relieve chronic pain and nerve stimulation to control bladder, digestive, abdomen and bowel movements, and also add additional payment requirements.

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

In February 2024, it was announced that Cook Biotech Inc. was acquired by RTI Surgical. We do not expect the acquisition to affect our supply agreement with Cook Biotech, which we understand will continue as a subsidiary of RTI Surgical.

Regulatory Matters

Government Regulation

Our products are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in any foreign jurisdictions in which we market our products. In the United States, they fall under the regulations of the Federal Food, Drug, and Cosmetic Act (“FDCA”) as medical devices or as biological products under the Public Health Service Act (“PHSA”), enforced by the FDA. The FDA and other United States and foreign governmental agencies regulate, among other things, the development, design, nonclinical and clinical research, manufacturing, safety, efficacy, labeling, recordkeeping, premarket clearance or approval, promotion, marketing and distribution, and import and export of medical devices and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA or PHSA.

FDA Premarket Clearance and Approval Requirements

In the United States, medical devices fall under the regulatory purview of the FDCA with classification into three categories based on risk. Class I devices, considered low-risk, are usually exempt from the 510(k) premarket notification. Class II devices, of moderate risk, require FDA clearance through a 510(k) submission, involving compliance with general controls and potential imposition of special controls, such as performance standards and post-market surveillance. The Quality System Regulation (“QSR”) is a key aspect of general controls, ensuring adherence to quality standards in manufacturing processes. For the highest-risk Class III devices, PMA is required, encompassing life-sustaining devices, those with new intended uses, or utilizing advanced technology not substantially equivalent to existing devices. This comprehensive regulatory framework aims to ensure safety and effectiveness based on the specific risk levels of each device class.

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

The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the De Novo process, which is a route to market for medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

Following 510(k) marketing clearance, significant modifications to a device, impacting safety or effectiveness or constituting a major change in intended use, necessitate a new 510(k) clearance, PMA approval, or de novo reclassification. Manufacturers initially determine the submission pathway, but the FDA can disagree and enforce marketing cessation or device recall until proper clearance or approval is obtained. Non-compliance may lead to regulatory fines or penalties.

PMA Approval Pathway

Class III devices necessitate PMA approval before marketing, although certain pre-amendment Class III devices without mandated PMAs are cleared through the 510(k) process. The PMA process, more rigorous than 510(k), requires manufacturers to demonstrate safety and efficacy with extensive pre-clinical and human clinical data, a full device description, manufacturing details, and proposed labeling. FDA has 180 days for PMA review, often extending beyond, with the possibility of convening an expert advisory panel for recommendations. A pre-approval inspection ensures compliance with the QSR. FDA approves the device for commercial distribution if it deems PMA data as valid scientific evidence, ensuring reasonable assurance of safety and effectiveness. Post-approval conditions, including labeling restrictions, long-term data collection, and additional clinical studies, may accompany PMA approval. Post-market surveillance may be required as well. Non-compliance with approval conditions may lead to adverse enforcement actions, such as withdrawal of approval.

Certain changes to an approved device, affecting safety or effectiveness, necessitate a PMA supplement. This includes modifications to manufacturing facilities, methods, quality control procedures, or design performance specifications. PMA supplements typically require information similar to a full PMA but are specific to changes from the original PMA. Some changes, like alterations leading to a new intended use or significant design changes, mandate submission of a new PMA.

None of our products are currently marketed pursuant to a PMA.

Clinical Studies

Clinical studies are typically required to support a PMA and may be necessary for a 510(k) submission. In the United States, all device-related clinical investigations to determine safety and effectiveness must adhere to FDA's investigational device exemption (“IDE”) regulations. IDE regulations govern investigational device labeling, restrict promotion, and outline recordkeeping, reporting, and monitoring responsibilities for sponsors and investigators. If a device presents a "significant risk" as defined by the FDA, an IDE application must be submitted and approved before initiating human clinical studies. An IDE application must be supported by relevant data, such as animal and laboratory test results, demonstrating safety for human testing and a scientifically sound protocol. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the studies support the safety and effectiveness of the device. The IDE becomes effective 30 days after FDA receipt unless modifications are required.

Regardless of the device's risk level, clinical studies require approval and oversight from an Institutional Review Board (“IRB”) at each site. The IRB conducts initial and ongoing reviews of the IDE, setting additional study requirements. If FDA and IRBs approve the IDE application, human clinical studies may commence.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, study monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, follow the investigational plan and study protocol, and comply with all reporting and recordkeeping requirements. After a study begins, we, the FDA or the IRB could suspend or terminate a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures;
●	labeling and promotional regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which mandate manufacturers to report to the FDA if a marketed device may have caused or contributed to a death or serious injury, or if it has malfunctioned and the device or a similar one in the market could likely cause serious harm if the malfunction were to recur.
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

FDA Regulation of Combination Products

Certain products may be comprised of components, such as drug components and device components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products. The determination of lead center is based on the “primary mode of action” of the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products. In reviewing the application for a combination product, FDA reviewers in the lead center will generally consult with their counterparts in other centers to ensure that each component meets applicable requirements regarding safety, effectiveness, durability and performance.

FDA Regulation of HCT/Ps

Certain of our products fall under FDA regulation as Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) and may be categorized under Section 361 of the PHSA. This section allows the FDA to issue regulations preventing the spread of communicable diseases. These HCT/Ps must comply with various requirements, including facility registration, product listing, donor eligibility screening, and Good Tissue Practice for processing, storage, labeling, and distribution. These products, considered "minimally manipulated" and intended for "homologous use," do not require premarket authorization from the FDA for legal marketing in the U.S. “Homologous use” refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. The HCT/P must also have no systemic effect and not depend upon the metabolic activity of living cells for its primary function. HCT/Ps failing to meet Section 361 criteria are regulated under Section 351 of the PHSA, requiring FDA premarket review and approval.

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

Regulation of Medical Devices in the European Union

The European Union (“EU”) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.  We have CE mark for four of our cardiovascular products and we have had certification for updated labeling of our CanGaroo Envelope to allow for the addition of the antibiotic gentamicin since 2021. After expiration of our CE mark on May 23, 2024, we no longer intend to maintain our CE mark and will not continue to market our products in the EU. We will maintain compliance with the transitional Medical Devices Regulation, or MDR, requirements as applicable, including post-market surveillance and vigilance requirements.

Regulation of Medical Devices in the United Kingdom

In the aftermath of Brexit, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has become the sole regulator for medical devices in the UK. The MHRA's proposed amendments to the UK Medical Devices Regulations 2002 aim to foster innovation, regulate software and artificial intelligence in medical devices, reform in vitro diagnostic regulation, and promote sustainability. Manufacturers with valid EU certifications can market their devices in the UK under the CE mark during transitional periods. However, from July 2024, the UK Conformity Assessment (UKCA) mark will be required for medical devices sold in Great Britain. We do not intend to apply for the UKCA for our cardiovascular and CanGaroo products in the near future.

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

The healthcare industry is facing a heightened enforcement environment related to the federal Civil False Claims Act, with specific attention on actions initiated through the Act's whistleblower or qui tam provisions. This legal framework holds entities or individuals accountable for knowingly presenting false or fraudulent claims for payment by federal healthcare programs. It is noteworthy that claims stemming from violations of the federal Anti-Kickback Statute may also trigger scrutiny under the False Claims Act. The qui tam provisions empower private individuals to initiate actions on behalf of the government, providing them the opportunity to participate in any resulting financial recovery. The surge in legal actions against healthcare providers by private individuals, along with the potential for insurance companies to pursue treble damages against manufacturers under the federal Racketeer Influenced and Corrupt Organizations Act (RICO) for inducing false claims, underscores the industry's increased regulatory scrutiny, emphasizing the necessity for stringent compliance measures.

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

State, local, and foreign laws impact business practices in the medical device and pharmaceutical industries, including state anti-kickback and false claims laws affecting research, distribution, sales, and marketing. These laws also extend to claims involving healthcare items reimbursed by third-party payors or patients and may restrict payments to healthcare providers and referral sources. Additional regulations mandate pharmaceutical companies to comply with industry guidelines and federal guidance, while requiring drug manufacturers to report pricing and marketing information. State and local laws also necessitate tracking gifts and remuneration provided to physicians and healthcare entities. Violations of these laws, carrying potential criminal and civil penalties such as fines, exclusion from federal healthcare programs, disgorgement, and corporate integrity agreements, may be imposed on executives and employees, including imprisonment.

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

In our experience, third-party payors typically reimburse for surgical procedures involving our products when patients meet established medical necessity criteria. A trend towards managed care systems has been observed among certain payors, where healthcare cost control involves restricting authorizations for surgical procedures, including those utilizing our devices. While there is no uniform coverage and reimbursement policy among U.S. payors, decisions often hinge on factors such as the payor's determination that product use is a covered benefit, medically necessary for the specific indication, cost-effective, and not experimental or investigational. Reimbursement landscape variations exist from payor to payor in the United States. Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.

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

The escalating costs of medical products and services, covered by government and private health insurance, are compelling the healthcare and medical device industry to reduce expenses. Third-party reimbursement programs are employing sophisticated strategies like prospective reimbursement, capitation programs, and group purchasing, alongside measures such as benefit redesign and mandatory second opinions for major surgeries. Additionally, uncertainties in coverage policies and periodic changes to reimbursement levels, including routine updates for procedures using our products, pose challenges. The industry must adeptly navigate these complexities to align with evolving cost control measures in healthcare.

Healthcare Reform

Since its enactment, the Affordable Care Act (“ACA”) has faced challenges in the judicial, executive, and Congressional arenas. On June 17, 2021, the U.S. Supreme Court dismissed a challenge asserting the ACA's unconstitutionality on procedural grounds, affirming its continuation. President Biden's executive order, preceding the Supreme Court ruling, initiated a special enrollment period for ACA marketplace health insurance coverage from February 15, 2021, through August 15, 2021, prompting a review of healthcare access policies. The impact of other healthcare reform measures under the Biden administration on our business remains uncertain. Legislative changes, including aggregate reductions in Medicare payments to providers, have occurred since the ACA's inception. Notably, heightened governmental scrutiny on product pricing has led to Congressional inquiries and legislation, emphasizing transparency, pricing relationships, and reforming reimbursement methodologies. States are increasingly implementing regulations controlling product pricing, while third-party payors and authorities show growing interest in reference pricing systems, discounts, and list price disclosures.

Human Capital

As of December 31, 2023, we had 54 employees, with nearly 100% of whom were full-time employees. We believe our employee relations are good.

Diversity, Equity and Inclusion

We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative products to patients in need. As of December 31, 2023, 63% of our workforce and 47% of our leadership (at the director level and above) were female. In addition, as of December 31, 2023, 37% of our workforce were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected.

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

Recalls

FiberCel Recall

On June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product formerly distributed by Medtronic PLC, after learning of post-surgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis (the “FiberCel Recall”). After the recall, we worked with the FDA and the U.S. Centers for Disease Control and Prevention (“CDC”) to identify and secure all unused product, ascertain the medical status of patients treated with the recalled product, understand whether there is any relationship between the post-surgical infections and the recalled product lot and determine the medical cause of these infections. We identified the 154 units comprising the single product lot in question. Based on information from the CDC, 136 units within this product lot were implanted into 113 patients and the remaining 18 units were returned to either us or the CDC. The CDC advised us that the CDC, working with state health agencies, contacted all patients treated with the recalled lot of FiberCel to help ensure they were directed to appropriate medical treatment and informed us that all patients were started on standard four-drug treatment for tuberculosis.  Samples of the recalled product underwent polymerase chain reaction (“PCR”) analysis by a lab contracted by the CDC and tested positive for the presence of Mycobacterium tuberculosis (“MTB”). Cell culture testing of the recalled product was also conducted by the same lab that showed the presence of MTB, and this testing corroborated the PCR testing results.

Viable Bone Matrix Recall

In July 2023, we announced a voluntary recall of a single lot of one of our viable bone matrix (“VBM”) products and the market withdrawal of all of our VBM products produced after a specified date (the “VBM Recall”). Notice of the voluntary recall was issued to centers after we learned of post-surgical MTB infections in two patients treated with product from a single donor lot of our VBM product. Consistent with the FiberCel Recall, after the VBM Recall, we worked with the FDA and CDC to identify and secure all unused product, ascertain the medical status of patients treated with the recalled product, understand whether there is any relationship between the post-surgical infections and the recalled product lot and determine the medical cause of these infections. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. Additionally, in August and September 2023, cell culture testing of the recalled product was conducted by the same lab and showed no presence of MTB. In October 2023, the CDC received the results of several MTB tests on the recalled VBM lot.  Three cultures and five nucleic acid tests resulted in no detection of MTB, and two other cultures of the recalled VBM lot detected MTB. Based on our discussions with the CDC, we believe that a total of 36 patients were treated with product from the single donor lot.

All VBM products, which includes FiberCel, were divested by us in connection with the sale of our Orthobiologics Business to Berkeley in November 2023. Berkeley did not assume any liabilities related to the FiberCel Recall or VBM Recall, our market withdrawal of all of our viable bone matrix products, or any claims or lawsuits related thereto.

The FiberCel Recall and VBM Recall are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements, included elsewhere in this Annual Report.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge under the Investor Relations section of our website at www.elutia.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or available through our website is not incorporated into this Annual Report.

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

For the years ended December 31, 2023 and 2022, we had net losses of $37.7 million and $32.9 million, respectively. We expect our losses to continue for the foreseeable future, and these losses will continue to have an adverse effect on our financial position. Our ability to achieve profitability will depend on our ability to generate sales from existing or new products sufficient to exceed our ongoing operating expenses and capital requirements. Because of the numerous risks and uncertainties affecting product sales and our ongoing commercialization and product development efforts, including our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGarooRM, we are unable to predict with any certainty whether we will be able to increase sales of our products or the timing or amount of ongoing expenditures we will be required to incur. Sales of our products, as well as meaningful reductions, suspensions or discontinuations of such sales, may not offset our operating expenses. As a result, we expect to continue to incur operating losses in the future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, negatively affect the value of our securities and our ability to raise capital and continue operations.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses since our inception in 2015. For the year ended December 31, 2023, we had net losses of $37.7 million and as of December 31, 2023, we had an accumulated deficit of $175.6 million. To date, we have financed our operations primarily through amounts borrowed under our credit facilities, sales of our products, proceeds from offerings and sales of our common stock and more recently, through the sale of our Orthobiologics Business. We have devoted the majority of our resources to manufacturing costs, research and development, clinical and administrative activity and investing in our commercial infrastructure through our direct sales force and commercial partners in order to expand our presence and to promote awareness and adoption of our products.

As noted above, we cannot assure you that we will achieve profitability or sustain it if we do.  Without sustained profitability, we may not be able to satisfy our obligations as they become due, including our indebtedness or our obligations related to the FiberCel Recall or VBM Recall, which are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements, in this Annual Report. As a result, we anticipate that we will need additional funding to support our continuing operations and pursue our growth strategy. In order to mitigate the current and potential future liquidity issues, we may seek to raise capital through the issuance of common stock or pursue asset sale or licensing transactions.  However, such transactions may not be successful and we may not be able to raise additional equity or sell or license assets on acceptable terms, or at all. As such, there can be no assurance that we will be able to continue as a going concern.

Our indebtedness and our Revenue Interest Obligation to Ligand Pharmaceuticals Incorporated may limit our flexibility in operating our business and adversely affect our financial health and competitive position.

As of December 31, 2023, we had $23.7 million of indebtedness outstanding, consisting of  $24.5 million outstanding under our SWK  Loan Facility (as defined under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”), net of  $0.8 million of unamortized discount and deferred financing costs. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to a long-term obligation to Ligand, which we amended in January 2024 (the “Revenue Interest Obligation”). The Revenue Interest Obligation requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, through May 31, 2027, subject to annual minimum payments of $4.4 million. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgment and Estimates  — Revenue Interest Obligation.”

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

In addition to these covenants, the agreement governing our SWK Loan Facility also contains two financial covenants, the first of which is measured quarterly, and requires us to achieve a specified minimum aggregate revenue (as defined therein) for the preceding 12-month period, and the second of which requires us to maintain a minimum liquidity (as defined therein) of the greater of $5.0 million and the sum of the operating burn (as defined therein) for the two prior consecutive fiscal quarters then ended. While we were in compliance with all covenants under the agreement as of December 31, 2023, there can be no guarantee that we will not breach these covenants in the future.

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

Our future results depend upon the success a smaller suite of established products than has historically been the case in the past, and upon the success of our CanGarooRM product, which has not yet been approved for sale.

On November 8, 2023, we sold our Orthobiologics Business for consideration of approximately $14.6 million up front, as adjusted, and up to $20 million payable in the form of earn-out payments over the five years following the closing.  The purchaser did not assume any liabilities related to the FiberCel or VBM Recalls, or any claims or lawsuits related thereto. Our former Orthobiologics segment accounted for 52% and 39% of our consolidated net sales and gross profit, respectively in the year ended December 31, 2022.  Our future results depend on the success of our Device Protection, Women’s Health and Cardiovascular businesses.  There can be no guarantee, however, that we will be able to increase the sales or profitability of the remaining businesses sufficiently to replace or exceed the financial contribution from the Orthobiologics Business.

Moreover, the Company has focused much of its attention recently on a version of its established CanGaroo product known as CanGarooRM, a biomatrix that combines the CanGaroo envelope with antibiotics.  CanGarooRM will require FDA clearance of a 510(k) submission to be marketed in the United States. We submitted the required 510(k) premarket notification in April 2022 and, in March 2023, received a Not Substantially Equivalent letter from FDA requiring us to address questions relating to drug testing.  On December 18, 2023, the Company submitted a 510(k) notification to address the FDA’s questions.

Although the Company anticipates a favorable approval decision in the first half of 2024 and is preparing for a commercial launch of CanGarooRM, there is no assurance that the FDA will approve the new product on our anticipated timeline, or at all.  See the risk factors captioned “Our long-term growth depends on our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings” and “The regulatory approval, certification and clearance processes of the FDA and comparable foreign authorities and notified bodies are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval or other marketing authorizations or certifications for our products and product candidates, our business will be substantially harmed” below for further information.  Delays and other adverse developments in the approval process for CanGarooRM and other future products may adversely delay or change the Company’s plans and its future success.

Our enhanced reliance in the wake of the disposition of the Orthobiologics Business on a smaller suite of existing products and on future products may pose risks to the Company’s growth.  If the financial contribution from remaining legacy products and the future contribution from planned products like CanGarooRM fail to replace lost contribution from the Orthobiologics Business, or otherwise fail to meet expectations, the Company’s business and financial condition may be materially adversely affected.

We face significant litigation related to FiberCel.

In June of 2021, the Company announced the FiberCel Recall.  Our FiberCel products were included in the sale of our former Orthobiologics Business to Berkeley, but Berkeley did not assume any liabilities related to the FiberCel Recall, our market withdrawal of all of our viable bone matrix products, or any claims or lawsuits related thereto. We have been named in multiple lawsuits alleging that the plaintiffs contracted tuberculosis and are suffering substantial adverse symptoms following the implantation of FiberCel during spinal fusion operations, which are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report.  We have incurred and will continue to incur costs to defend these lawsuits. Furthermore, these proceedings are still expected to continue for the reasonably foreseeable future, and we cannot predict the course the proceedings will take or their ultimate outcome.

As discussed below under “We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance”, we have recorded a total estimated contingent liability of $15.0 million related to the resolution of all FiberCel lawsuits and claims and have recorded insurance receivables of $2.7 million in respect of our insurance coverage for the FiberCel Recall product liability losses, as well as related legal defense costs incurred as of December 31, 2023.  While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates and such differences may be material. In addition, this contingent liability excludes the future costs to defend against the lawsuits and claims. As of December 31, 2023, the estimated contingent liability for FiberCel lawsuits exceeds the FiberCel insurance receivable by $12.3 million and as such, the excess will be our financial responsibility. The satisfaction of this net obligation and the future costs incurred are expected to have a material adverse effect on our cash flow, results of operations, financial position and prospects.

We face significant risks related to our Viable Bone Matrix recall.

In July 2023, we announced the VBM Recall, a voluntary recall of a single lot of one of our VBM products and the market withdrawal of all of our VBM products produced after a specified date. Our VBM products were included in the sale of our former Orthobiologics Business to Berkeley, but Berkeley did not assume any liabilities related to the VBM Recall, our market withdrawal of all of our viable bone matrix products, or any claims or lawsuits related thereto. Notice of the VBM Recall was issued to centers after we learned of post-surgical MTB infections in two patients treated with product from a single donor lot of our VBM product. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. A total of 36 patients were treated with product from the single donor lot. At present, two lawsuits and 15 claims have been asserted as a result of the VBM Recall. We have purchased insurance coverage that, subject to common contract exclusions, is expected to provide full coverage for the VBM Recall as well as legal defense costs. While unknown at this time, possible losses in connection with the VBM Recall could have a material effect on our financial position and results of operations.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. For example, within our recently divested Orthobiologics Business, in June 2021, the FiberCel Recall occurred and in July 2023, the VBM Recall occurred. Since September 2021, we have received notice of 109 separate lawsuits or claims related to the FiberCel Recall alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations.  As of December 31, 2023, 80 lawsuits or claims related to the FiberCel Recall remain outstanding and unsettled. Furthermore, with respect to the VBM Recall, we have received notice of two lawsuits and 15 claims, all of which remain unsettled as of December 31, 2023. These lawsuits and claims are described in further detail in See Part II, Item 1, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report.

We are, and may in the future be, subject to product liability claims and lawsuits, including additional claims or lawsuits from the FiberCel and VBM Recalls noted above, and potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Product liability claims may be made by patients and their families, healthcare providers or others selling our products. Product liability claims may include, among other things, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties.

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

Our product liability insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance.  As of December 31, 2023, we have recorded insurance receivables of $2.7 million on our balance sheet in respect of our insurance coverage for the FiberCel Recall product liability losses with such receivable representing the total remaining insurance coverage for the FiberCel Recall as of that date. As of December 31, 2023, we have recorded insurance receivables of $0.1 on our balance sheet in respect of our insurance coverage for the VBM Recall.

As described above, our future FiberCel Recall litigation costs and obligations now significantly exceed insurance coverage and are expected to have a material adverse effect on our cash flow and financial position. Additionally, it is possible that future claims related to the VBM Recall or other product liability claims could exceed the limits of, or be excluded from, coverage under our policies, and claims against us could also increase the cost of maintaining our coverage.  If these or other claims are excluded from our coverages, or if we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, or if we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. One or more product liability claims could have a significant adverse effect on our business, financial condition and results of operations.

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

Our future capital needs are uncertain and, as such, we may seek to raise additional capital through equity offerings, debt financings, collaborations or other arrangements. Any future funding requirements will depend on many factors, including, among other things:

●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or damages payable (to the extent above the applicable insurance coverage), for example, in connection with lawsuits and claims involving the FiberCel Recall or VBM Recall;
●	the cost and timing of additional regulatory approvals or certifications;
●	costs associated with any product recall;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the costs of developing and commercializing new products or technologies;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company; and
●	unanticipated general, legal and administrative expenses.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including any recession, economic slowdown or disruption of credit markets. During the year ended December 31, 2023, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. These events, and any financial crisis that may occur in the future, could make it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. As a result, hospitals and healthcare systems may curtail and reduce capital and overall spending, which may have a significant adverse effect on our business.

In addition, we maintain our cash in accounts with financial institutions that exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, we could lose our deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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

●	properly identify and anticipate physician and patient needs;
●	develop and introduce new products and product enhancements in a timely manner;
●	distinguish our products from those of our competitors;
●	develop an effective and dedicated sales and marketing team;
●	enter into successful agreements with commercial partners, independent sales agents and other third parties where it is beneficial for us to do so;
●	adequately protect our intellectual property, avoid infringing, misappropriating or otherwise violating the intellectual property rights of third parties and obtain and maintain necessary intellectual property licenses from third parties;
●	demonstrate, if required, the safety and efficacy of new products with data from pre-clinical and clinical studies;
●	obtain the necessary regulatory clearances, certifications or approvals for new products, product enhancements and expanded indications;
●	maintain full compliance with FDA medical devices regulations and other regulatory requirements applicable to new devices or products or modifications of existing devices or products;
●	provide adequate training to potential users of our products;
●	receive adequate coverage and reimbursement for our products; and
●	otherwise compete effectively against products and enhancements developed by our competitors.

If we are not successful in expanding our indications and developing, acquiring and commercializing new products and product enhancements, our ability to increase our net sales may be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology or other innovation. In March 2023, we received a Not Substantially Equivalent letter from FDA requiring us to address questions relating to drug testing, primarily a request by FDA to modify an in vitro drug release assay employed as a manufacturing control.  In December 2023, we submitted a 510(k) premarket notification to the FDA for our next-generation DEB product, CanGarooRM.  If we are not able to obtain FDA regulatory clearance for this product candidate within our planned timeline, if at all, our ability to commercialize this product and generate sales therefrom will be adversely impacted.

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

We may not realize all of the potential consideration associated with the sale of our Orthobiologics Business .

On November 8, 2023, we completed the sale of the assets of our former Orthobiologics Business to Berkeley. In the sale, we received approximately $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close.

There can be no assurance that we will be able to realize the expected benefits of the transaction, or that we will receive all of the potential consideration associated with the earn-out payments or customary indemnity holdback. If we are unable to or do not realize the expected strategic, economic, or other benefits of the transaction, it could adversely affect our business and financial position.

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

We obtain some of our raw materials from a limited group of suppliers and, for reasons of quality assurance, cost-effectiveness, availability or constraints resulting from regulatory requirements, we rely on a single supplier, Cook Biotech, to source the SIS ECM biomaterial used to manufacture CanGaroo and our cardiovascular products. Additionally, with the sale of our Orthobiologics Business in November 2023 to Berkeley, we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have contract manufacturing relationship with Berkeley under which we receive SimpliDerm. At present, Berkeley is our single source of supply for SimpliDerm, but we are evaluating additional options for supply redundancy.

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

We currently rely on the efforts of our commercial partners and independent sales agents to generate a substantial portion of our net sales, and we expect to continue to rely on these third parties to generate a substantial portion of our net sales in the future while we work to grow our direct sales force. For example, we have commercial agreements with major medical device companies, including Boston Scientific, Sientra and LeMaitre Vascular. As a result, the impairment or termination of these relationships for any reason, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, has and could in the future materially and adversely affect our ability to generate revenue and profits. Because our commercial partners and independent sales agents control the relationships with our end customers, if our relationship with any commercial partner or independent sales agent ends, we will likely also lose our relationship with their customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representatives and other employees of our commercial partners and independent sales agents to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our commercial partners and independent sales agents do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with a partner. Because we do not control the sales representatives and other employees of our commercial partners, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we do not have staff in many of the areas covered by our commercial partners and independent sales agents, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our commercial partners and independent sales agents, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our commercial partners and independent sales agents that are beyond our control could adversely impact sales in that territory or result in harm to the reputation of the Company or our products or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our commercial partners and independent sales agents would make it difficult for us to replace a commercial partner or independent sales agent we believe is underperforming.

We are also subject to the risk that any such commercial partner will experience financial difficulties, or seek protection in bankruptcy. For example, in February 2024, Sientra reported that it had filed for chapter 11 bankruptcy protection in the Bankruptcy Court for the District of Delaware. If a commercial partner experiences financial difficulties, that could prevent them from making payments to us on a timely basis or at all, and if a commercial partner seeks bankruptcy protection, our contracts with that partner could be rejected or a purchaser of the partner’s business could elect not to assume our contract.

The loss of one or more significant commercial partners, a material reduction in their purchases of our product or their inability to perform their contractual obligations, including, for example, committed purchase requirements could adversely affect our business, financial condition and results of operations.

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

We focus our sales, marketing and training efforts on physicians, surgeons and other healthcare professionals. The acceptance of our products depends in part on our ability to educate these individuals as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies. We support our direct sales force, commercial partners and independent sales agents through in-person and online educational programs, among other things. We also produce and distribute marketing and educational materials, including materials outlining our products, for our sales teams using printed, video and multimedia formats. However, our efforts to educate physicians, surgeons and other healthcare professionals regarding our products may not be successful, particularly in markets where we rely exclusively on the efforts of our commercial partners and independent sales agents. If we do not adequately educate physicians, surgeons and other healthcare professionals about our products, as well as any adverse events involving these products, our products may not gain or maintain market acceptance, which may adversely affect our business, financial condition and results of operations.

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

The degree of market acceptance of our products will continue to depend on a number of factors, some of which are outside of our control, including, among other things:

●	the actual and perceived safety and efficacy of our products;
●	the potential and perceived advantages of our products over alternative treatments;
●	clinical data and the clinical indications for which our products are approved or certified;
●	product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in approved labeling;
●	the cost of using our products relative to the use of our competitors’ products or alternative treatment modalities;

●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments;
●	our reputation and the reputation of our products;
●	the prevalence and severity of any adverse events patients experience involving our products;
●	the shelf life of our products and our ability to manage the logistics of the end-user supply chain; and
●	sufficient and readily accessible third-party insurance coverage and reimbursement for procedures incorporating our products.

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

Our success depends, in part, on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, although we have no current commitments with respect to any acquisition or investment, we regularly review potential acquisitions of, investments in, and licenses or other commercial arrangements involving, complementary businesses, products or technologies instead of developing them ourselves. In addition, in regularly evaluating our financial and operating performance, we may decide to sell one or more of our product lines or another portion of our business as we did with our Orthobiologics Business. Opportunities to engage in these transactions may not be readily available to us at commercially reasonable prices, on other terms acceptable to us or at all. Even if such opportunities are available, these transactions involve significant risks. In connection with one or more of these transactions, we may:

●	issue additional equity securities that would dilute the value of your investment in us;
●	use cash that we may need in the future to operate our business;
●	incur debt that could have terms unfavorable to us or that we might be unable to repay;

●	structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;
●	incur asset impairment or other acquisition-related charges, or unforeseen costs, expenditures and risks;
●	be unable to realize the anticipated benefits, such as increased revenues, cost savings or synergies from additional sales of existing or newly acquired products;
●	experience dis-synergies in shared functions following a divestment of any portion of our business;
●	be unable to successfully integrate, operate, maintain and manage any newly acquired operations;
●	divert management’s attention from the existing business to integrate, operate, maintain and manage any newly acquired operations and personnel, or to manage the complexities involved in separating divested operations, services, products and personnel;
●	be unable to secure the services of key employees related to an acquisition or, in the case of a divestiture, lose one or more of our key employees;
●	face increased scrutiny and review of our company and operations from government and other regulatory authorities; and
●	otherwise be unable to succeed in the marketplace with the acquisition.

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

Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, sales, distribution and other resources than we do, which may prevent us from achieving significant market penetration or improved operating results. Certain competitors’ products, such as competitors of SimpliDerm, are subject to a simpler reimbursement process than are our products. Competitors may also be able to leverage their market share and other resources to set prices at a level below that which is profitable for us. These companies may also enjoy other competitive advantages, including, without limitation:

●	greater company, product and brand recognition;
●	better quality and greater volume of clinical data;
●	more effective marketing to and education of physicians and other healthcare professionals;
●	greater control of key intellectual property and more expansive portfolios of intellectual property rights;
●	more experience in obtaining and maintaining regulatory clearances, certifications or approvals for products and product enhancements;
●	more established relationships with hospitals and other healthcare providers, physicians, suppliers, customers and third-party payors;
●	additional lines of products, and the ability to bundle products to offer greater incentives to gain a competitive advantage;
●	more established sales, marketing and worldwide distribution networks;
●	better product support and service;
●	superior product safety, reliability and durability, particularly in light of the events involving the FiberCel and VBM Recalls; and
●	more effective pricing and revenue strategies.

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

The processing of porcine tissue for our products is technically complex, requiring high levels of quality control and precision, which subjects us to increased production risks.

We manufacture our porcine tissue products using technically complex processes requiring specialized facilities, highly specific raw materials, skill and diligence by our personnel and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subject us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements, including stability requirements or specifications. The occurrence of this or any other actual or suspected production or distribution problem can lead to lost inventory, customer returns and, in some cases, recalls, with consequential damage to our reputation and customer relationships and the risk of product liability.

Product recalls and investigations, and the remediation of any potential or identified problems can cause production delays and result in substantial additional expenses and lost revenue. In addition, we may experience difficulties in scaling up processing and production of our porcine tissue products, including problems related to yields, quality control and assurance, tissue availability, adequacy of control policies and procedures and availability of skilled personnel. Furthermore, developing and maintaining our production capabilities has required, and will continue to require, the investment of significant resources, and we cannot guarantee that we will be able to achieve economies of scale. If we are unable to process and produce our porcine tissue products on a timely basis, at acceptable quality and costs and in sufficient quantities, or if we experience technological problems, delays in production, failure in the storage of our products or other loss of supply, our business would be materially and adversely affected.

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

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Quality and safety issues may occur with respect to any of our products, and our future operating results will depend on our ability to maintain an effective quality control system and effectively train and manage our workforce with respect to our quality system. The development, manufacture and control of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA. Compliance with these regulatory requirements, including but not limited to the FDA’s Quality System Regulation (“QSR”), current Good Manufacturing Practices (“GMPs”) and adverse events/recall reporting requirements in the United States and other applicable regulations worldwide, is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we fail to comply with our reporting obligations, the FDA or other regulatory authority could take action, including issuance of warning letters and/or untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in the clearance of future products.

The FDA may also require post-market testing and surveillance to monitor the performance of approved or certified products. Our facilities and those of our suppliers, commercial partners and independent sales agents are also subject to periodic regulatory inspections. If the FDA were to conclude that we have failed to comply with any of these requirements, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, withdrawals, monetary penalties, consent decrees, injunctive actions to halt the manufacture or distribution of products, import detentions of products made outside the United States, export restrictions, restrictions on operations or other civil or criminal sanctions. Civil or criminal sanctions could be assessed against our officers, employees, or us. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products.

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. We had two recalls in products formerly distributed through our recently divested Orthobiologics Business – one in June 2021 and one in July 2023. These recalls had negative effects on our business, financial condition and results of operations and resulted in a number of lawsuits filed against us as discussed under the risk factor “We face significant litigation related to FiberCel” included in this Annual Report. Any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, could also have a negative impact on our business, financial condition and results of operations, and this effect may be material.

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

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or other period should not be relied upon as an indication of our future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. One such factor includes seasonal variations in our sales. We have experienced and may in the future experience higher sales in the fourth quarter as hospitals in the United States increase their purchases of our products to coincide with the end of their budget cycles. Satisfaction of patient deductibles through the course of the year also results in increased sales later in the year. In general, our first quarter usually has lower sales than the preceding fourth quarter as patient deductibles are re-established with the new year, thereby increasing the patients’ out-of-pocket costs.

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

We have net operating losses and other tax attributes, including net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $102.1 million and state NOLs of approximately $33.5 million as of December 31, 2023. If not utilized, $17.7 million of our NOLs will begin to expire for federal income tax purposes beginning in 2036, and our state NOLs will expire beginning in 2030. Our ability to utilize our federal NOLs will depend on our future income, and there is a risk that our NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

We are subject to income taxes as well as non-income based taxes in the United States. We may from time to time be subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of any tax audits to which we are subject in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audits to which we may be subject or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of any such audit could have a material impact on our results of operations or financial condition.

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

Market opportunity estimates and growth forecasts are inherently uncertain. Our estimates of the annual total addressable markets for our products are based on a number of internal and third-party estimates and assumptions, including, without limitation, the number of implantable electronic device procedures as well as the number of procedures using biologic products annually in the United States. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for any of our products may prove to be incorrect. If the actual number of procedures, the price at which we are able to sell any of our products, or the annual total addressable market is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

The medical device and biologics industries are regulated extensively by governmental authorities. The time required to obtain approval, clearance, certification of conformity or other marketing authorizations from the FDA and comparable foreign authorities is unpredictable but can often take many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, policies, regulations, or the type and amount of clinical data necessary to gain clearance, certification or approval may change during a product candidate’s development.

Before we can market or sell a new medical device or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) or approval of an application for premarket approval, or PMA, unless an exemption applies. In the United States, we have obtained 510(k) premarket clearance from the FDA to market products such as our CanGaroo, VasCure, ProxiCor and Tyke products. In the 510(k) premarket clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support a finding of substantial equivalence. Under certain conditions, a medical device is required to be approved under a PMA before it may be legally marketed. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, nonclinical, clinical study, manufacturing and labeling data.

The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all. If the FDA requires us to go through a lengthier, more rigorous examination for our products than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. Further, even where a PMA is not required, we cannot assure you that we will be able to obtain 510(k) clearances with respect to such product candidates or modifications to previously cleared products.

The FDA or any foreign regulatory agency or notified body can delay, limit or deny approval, certification or clearance of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or the applicable foreign regulatory agency or notified body’s disagreement with the design or implementation of our clinical studies;
●	negative or ambiguous results from our clinical studies or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies;
●	serious and unexpected drug or device-related side effects experienced by participants in our clinical studies or by individuals using devices similar to our products;

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency or notified body that our product candidates are safe and effective for their intended uses, or in the case of the 510(k) clearance process, that our product candidate is substantially equivalent to a predicate device;
●	the FDA’s or the applicable foreign regulatory agency or notified body’s disagreement with the interpretation of data from pre-clinical or clinical studies;
●	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
●	the FDA’s or the applicable foreign regulatory agency or notified body’s requirement for additional pre-clinical studies or clinical studies;
●	the FDA’s or the applicable foreign regulatory agency or notified body’s disagreement regarding the formulation, labeling or the specifications of our products or future product candidates;
●	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
●	the potential for approval or clearance policies or regulations of the FDA or the applicable foreign regulatory agencies or notified bodies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Certain marketed products are subject to Medical Device Reporting (“MDR”) obligations, requiring us to report incidents to the FDA, EU competent authorities, or other foreign regulatory bodies if our products may have caused or contributed to a death, serious injury, or malfunction that could likely lead to such outcomes upon recurrence. The reporting timeline is triggered by our awareness of the adverse event. Failure to report within the prescribed timeframe or to recognize reportable adverse events could result in regulatory actions, such as warning letters, administrative actions, criminal prosecution, civil penalties, product seizure, or delays in clearance or approval for future products.

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

In the EU, compliance with the medical device vigilance system is imperative. Serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of EU member states, facilitated through Eudamed. FSCAs necessitate communication by the manufacturer or its legal representative to customers and end-users via Field Safety Notices (“FSNs”). In cases of similar incidents with the same device or type, manufacturers may submit periodic summary reports instead of individual incident reports.

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

Any significant modification to a cleared or approved medical device, affecting its safety, effectiveness, or intended use, necessitates a new 510(k) clearance or, in some cases, approval of a PMA. While the FDA expects manufacturers to make this determination, it retains the authority to review these decisions. Disagreement with the FDA on whether new clearances or approvals are necessary could lead to regulatory actions, including the cessation of marketing or product recalls until clearance or approval is obtained. This may result in substantial fines or penalties. Additionally, the FDA may not approve our products for desired indications or could mandate clinical studies for modifications. Any delays or failures in obtaining required clearances or approvals may impede the timely introduction of new or enhanced products, adversely affecting our future growth and operating results.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our currently marketed products have been cleared by the FDA for specific indications. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those authorized or certified by the FDA or by any foreign regulatory body or notified body may not effectively treat such conditions, which could harm our reputation in the marketplace.

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

Our ability to develop and gain approval for medical products is subject to potential challenges stemming from regulatory changes, particularly those initiated by the FDA and other authorities. The FDA may alter its clearance policies, introduce new regulations, or modify existing ones, possibly causing delays in the approval of our upcoming products or hindering our ability to make timely adjustments to currently cleared products. These changes in policy or regulations may impose additional requirements, potentially leading to delays in obtaining new clearances, increased compliance costs, or limitations on maintaining current product clearances. It's important to note that the FDA and other regulatory bodies may alter their policies, and new government regulations may emerge, further complicating the regulatory landscape.

The unpredictability of the likelihood, nature, and scope of future government regulations, both in the United States and internationally, adds an additional layer of uncertainty. Failure to promptly adapt to changing requirements or maintain regulatory compliance could result in the loss of marketing approval for our products.

Our HCT/P products are subject to extensive government regulation, and our failure to comply with these requirements could cause our business to suffer.

In the United States, we sell human tissue-derived allografts, termed HCT/Ps by the FDA. Certain HCT/Ps fall under Section 361 of the Public Health Service Act (“PHSA”) and are known as "Section 361 HCT/Ps." These products, meeting specific criteria like "minimally manipulated" and intended for "homologous use," do not require 510(k) clearance, PMA approval, or Biologics License Applications (“BLAs”) before marketing. Our HCT/Ps are believed to be regulated solely under Section 361, and we haven't sought 510(k) clearance, PMA approval, or BLA licensure. However, the FDA could disagree, potentially requiring us to cease marketing or recall products pending proper authorization. For example, FDA may decide that certain uses of SimpliDerm may not be considered HCT/Ps in specific breast reconstruction procedures, necessitating clinical studies and potential PMA approval. HCT/Ps are subject to donor eligibility, screening,

Good Tissue Practices, labeling, and post-market reporting requirements. Failure to comply may result in FDA enforcement actions, including warning letters, fines, injunctions, recalls, seizures, and, in severe cases, criminal penalties.

The clinical study process is lengthy and expensive with uncertain outcomes. We have limited data and experience regarding the safety and efficacy of our products. Results of earlier studies may not be predictive of future clinical study results, or the safety or efficacy profile for such products.

Clinical testing poses significant challenges, requiring careful design and implementation. It is time-consuming, expensive, and outcomes are uncertain. Results from pre-clinical and initial clinical studies may not accurately predict later studies. Interpretation of data is subjective, and past successes in early studies do not guarantee success in later stages. Clinical failure can occur at any point, leading to inconclusive or negative results. Factors like delays in study initiation, disagreements with regulatory authorities, difficulties in agreement with third-party contractors, unexpected costs, slow patient enrollment, protocol amendments, safety concerns, or manufacturing issues may disrupt or halt clinical studies. Regulatory changes may render existing data insufficient for approval. Unexpected side effects or characteristics in current or future products can also impact outcomes. The complex and unpredictable nature of clinical studies underscores the challenges and uncertainties inherent in the development of medical products.

The disruptions caused by the COVID-19 pandemic have heightened the likelihood of encountering difficulties or delays in initiating, enrolling, conducting, or completing planned and ongoing clinical studies, posing a significant threat to our business, financial condition, and prospects. Factors influencing patient enrollment and study completion include the study protocol, patient proximity to clinical sites, eligibility criteria, compliance, competition from other studies, and perceptions of product advantages. Challenges such as extensive post-treatment procedures, concurrent competitor studies, patient dropouts, or unrelated adverse events can lead to delays, increased costs, or study failures.

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

The FDA's, foreign regulatory authorities', and notified bodies' ability to review and approve new products is influenced by various factors, including government budget, policy changes, and personnel availability. Average review times have fluctuated in recent years, and disruptions, such as government shutdowns and furloughs, can impede the clearance and approval process. The COVID-19 pandemic further impacted regulatory activities, with postponed inspections and ongoing adaptations to ensure safety. Continued global health concerns may lead to additional delays in inspections and regulatory processes. Prolonged government shutdowns or persistent pandemic-related disruptions could significantly affect the timely review of our regulatory submissions, posing a material adverse effect on our business.

We are bound by federal, state, and foreign fraud and abuse laws, violations of which could result in significant penalties. Challenges or investigations into our practices under these laws may lead to adverse publicity, incurring substantial response costs and potential harm to our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers and hospitals are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil penalties, including treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
●	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	the federal Physician Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or CHIP, to report annually to CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include doctors, dentists, optometrists, podiatrists and chiropractors, certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and GPOs, to report annually ownership and investment interests held by such physicians and their immediate family members. Manufacturers are required to submit annual reports to CMS and failure to do so may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission and may result in liability under other federal laws or regulations. and
●	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products, as well as independent sales agents and distributors.

The heightened scrutiny of interactions between healthcare companies and providers by enforcement bodies enforcing healthcare regulatory laws has resulted in numerous investigations, prosecutions, and settlements within the industry. Responding to these inquiries can be resource-intensive and divert management attention. Any investigation or settlement may increase costs or adversely impact our business. Even an unsuccessful challenge could lead to adverse publicity and be expensive to address. Violations of healthcare laws may result in penalties, fines, exclusion from government programs, imprisonment, reputational harm, and operational curtailment or restructuring.

Members of our management, and their affiliations, have been and may be involved in healthcare industry investigations, prosecutions, convictions, or settlements. For instance, Kevin Rakin, our board chairman, faced allegations in the United States ex rel. Webb v. Advanced BioHealing, Inc., a whistleblower suit related to sales practices at ABH, where Mr. Rakin served as CEO. All claims were dismissed with prejudice in a settlement, where Mr. Rakin denied any wrongdoing. Such events could harm our reputation and adversely impact our business, financial condition, and results of operations.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our cash flows, financial condition and results of operations.

The Affordable Care Act (“ACA”), enacted in March 2010, brought about substantial changes to healthcare financing, introducing reforms such as the creation of the Patient-Centered Outcomes Research Institute and payment system changes like bundled payments. Despite facing legal challenges, the ACA remained in effect as of June 17, 2021, following a U.S. Supreme Court dismissal of a recent judicial challenge. President Biden's executive order during this period aimed to enhance access to health insurance coverage by reviewing existing policies and removing barriers through Medicaid or the ACA.

Subsequent legislative changes post-ACA, including the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, have impacted Medicare payments, influencing healthcare providers. The ongoing evolution of state, federal, and foreign healthcare reform measures suggests potential future changes that could limit reimbursement for healthcare products and services, adding pressure on pricing dynamics and impacting demand for our products.

Actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We and our partners are subject to federal, state, and foreign data protection laws, including the Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S., governing the collection, use, and protection of health-related and personal information. While we currently believe we are not directly regulated under HIPAA, criminal penalties may apply if we knowingly misuse health information from a HIPAA-covered entity. Additionally, the California Consumer Privacy Act (“CCPA”), effective since January 1, 2020, grants expanded rights to California residents regarding their personal information. The California Privacy Rights Act (“CPRA”), effective January 1, 2023, imposes more obligations on businesses, potentially increasing compliance costs and liabilities. Similar privacy laws in other states and at the federal level may pose challenges, with potential conflicting requirements.

Moreover, enforcement actions by the Federal Trade Commission (“FTC”) and state Attorneys General are ongoing, targeting companies for unfair or deceptive online data practices. The FTC emphasizes the importance of reasonable and appropriate data security measures, and failure to comply may be deemed unfair under Section 5(a) of the Federal Trade Commission Act. Such regulatory scrutiny poses risks to our financial condition, emphasizing the need for robust data protection measures and compliance efforts.

Ensuring compliance with U.S. and foreign privacy and security laws may necessitate assuming more burdensome obligations in our contracts and engaging in costly compliance efforts. These regulations could impose restrictions on data collection, usage, and disclosure, potentially affecting our operations and those of our partners in specific jurisdictions. The evolving nature of these laws introduces varying interpretations, and non-compliance may lead to government investigations, civil or criminal penalties, fines, private litigation, and adverse publicity, negatively impacting our business and operating results. Additionally, contractual limitations imposed by patients and providers on information use and disclosure may hinder our operations. Claims of privacy violations, non-compliance with data protection laws, or breaches of contractual obligations, even if unfounded, can be resource-intensive to defend and result in adverse publicity, adversely affecting our business, financial condition, and results of operations.

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

We rely, in part, upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, independent sales agents, collaborators and third-party vendors. We also seek to enter into agreements with our employees and consultants that obligate them to assign any inventions created during their work for us to us and have non-compete agreements with some, but not all, of our consultants. However, we may not obtain these agreements in all circumstances and the assignment of intellectual property under such agreements may not be self-executing. If the employees, consultants or collaborators that are parties to these agreements breach or violate their respective terms, we may not have adequate remedies for any such breach or violation. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors. Any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

We expect that the price of our Class A common stock will fluctuate substantially. You may not be able to sell the shares you purchase at or above the price you paid for such shares, and our common stock could be subject to delisting if its price falls too low.

The market price of our Class A common stock is likely to be highly volatile and may fluctuate substantially due to a variety of factors, many of which are outside of our control, including, among other things:

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis, including our CanGarooRM;
●	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
●	product liability claims, other litigation or regulatory investigations;
●	annual or quarterly variations in our results of operations or those of others in our industry, or results of operations that otherwise vary from those expected by securities analysts and investors;

●	publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
●	announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
●	additions or departures of key management personnel;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	the development and sustainability of an active trading market for our Class A common stock;
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
●	other factors discussed in Part I, Item 1A. “Risk Factors” of this Annual Report.

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

The listing of our common stock on the Nasdaq Capital Market (“Nasdaq”) is subject to a number of conditions, including that the total market value of the Company’s listed securities remain at or above a certain level. In the past, the Company has not maintained that required level and has been at risk of its common stock being delisted by Nasdaq.  Although the Company was able to regain compliance with the rule and avoid having its common stock delisted, there is no guarantee that, in view of the volatility of the Company’s stock and other factors, the Company might not run afoul of the market value listing condition or other similar listing conditions in the future. The delisting of the Company’s common stock would have a material adverse effect on the liquidity of the common stock, and could have a material adverse effect on its price. Moreover, the threat of delisting could have similar consequences.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2023, our principal stockholder, HighCape Partners L.P. and its affiliates, held approximately 48.7% of our outstanding Class A common stock. As a result, HighCape Partners L.P. and its affiliates are able to significantly influence the management and affairs of our company and the outcome of most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such change in control would benefit our other stockholders, thereby depriving our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets. Conversely, these stockholders may pursue acquisitions, divestitures and other transactions that, in their judgment, could enhance the value of their investment, even though such transactions might involve risks to you. Even in the absence of any actual conflict of interest, the degree of control possessed by these stockholders may affect the prevailing market price of our Class A common stock due to investors’ perceptions that such conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders and may impair your ability to realize any return on your investment in us and may impair your ability to avoid losing some or all of your investment.

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

As of December 31, 2023, we had outstanding approximately 18.9 million shares of Class A common stock, of which 9.5 million shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act and approximately 9.4 million shares were held by our affiliates and eligible for resale subject to volume, manner of sale and other limitations under Rule 144.  Additionally, we had outstanding approximately 4.3 million shares of Class B common stock which may be converted on a one to one basis into shares of Class A common stock, of which all were freely tradable and held by persons other than our “affiliates.” We also have registered shares of our Class A common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements and volume limitations applicable to affiliates.

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

As of December 31, 2023, we had 181,115,804 shares of Class A common stock authorized but unissued and 15,686,594 shares of Class B common stock authorized but unissued. We are authorized under our certificate of incorporation to issue these shares of common stock and other securities convertible into or exercisable or exchangeable for shares of our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2023, we had a total of 1,501,193 shares of our Class A common stock issuable upon the exercise of outstanding options under our 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) and our Amended and Restated 2020 Incentive Award Plan (the “2020 Plan”) at a weighted average exercise price of  $8.37 per share, 786,058 of which were vested as of such date, 335,608 shares of Class A common stock issuable upon the settlement of RSUs granted under our 2020 Plan to several of our executive officers, employees and consultants, 3,401,678 additional shares of our Class A common stock reserved for future issuance under our 2020 Plan, not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 Plan pursuant to provisions in the 2020 Plan that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder, and 335,808 shares of our Class A common stock available for future issuance under our 2020 Employee Stock Purchase Plan (the “2020 ESPP”), not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 ESPP pursuant to provisions in the 2020 ESPP that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder. Additionally, as of December 31, 2023, we had total warrants outstanding of 11,724,831 to purchase our Class A common stock comprised of up to 187,969 warrants issued to the lender under the SWK Loan Facility and 11,536,862 warrants issued to investors in our September 2023 Class A common stock private placement. On January 31, 2024, we granted stock options covering 1,615,561 shares of Class A common stock and restricted stock units covering 2,267,500 shares of Class A common stock to employees and consultants under the 2020 Plan. Any additional shares of common stock that we issue, including under our 2020 Plan, 2020 ESPP or other equity incentive plans that we may adopt in the future, or as a result of any exercise of the warrant, would dilute the percentage ownership and voting power held by investors who purchase our common stock. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of our common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices. Failure to comply may result in delisting of our common stock, government penalties or other materially adverse consequences.

As a public company, and particularly after we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, which has and we expect will continue to divert their attention away from our core business operations and revenue-producing activities. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which requires us to incur substantially higher costs to obtain the same or similar coverage or accept reduced policy limits and coverage, which in turn could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors and as our executive officers.

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

Governance requirements include matters such as the composition of our board of directors and its committees, and include matters such as the degree of independence of a director from the Company.  Because of the Company’s size and risk profile, among other reasons, it may be more difficult for the Company to recruit qualified directors than other companies.  In the past, the Company has been out of compliance with certain board composition rules, which put the Company’s common stock at risk of being delisted.  Although the Company regained compliance with that rule and avoided delisting of its common stock, there can be no guarantee that the Company will be able to maintain such compliance, which could put the Company’s common stock at risk of delisting again.   The delisting of the Company’s common stock would have a material adverse effect on the liquidity of the common stock, and could have a material adverse effect on its price.  Moreover, the threat of delisting could have similar consequences.

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

U.S. GAAP, and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex. These matters include, but are not limited to, revenue recognition, leases, income taxes, impairment of goodwill and long-lived assets, warrants and stock-based compensation. Changes in these rules, guidelines or interpretations could significantly change our reported or expected financial performance or financial condition.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

We recognize the critical importance of maintaining the safety and security of our information technology systems and data, and we maintain a cybersecurity risk management program as a part of our overall risk management program that is focused on identifying, assessing and managing cybersecurity risk. Key elements of that program include:

●	Alignment with the National Institute of Standards and Technology Cybersecurity Framework to prevent, detect and respond to cyberattacks;
●	Engaging external cybersecurity experts in incident response development and management;
●	An information security training program instructing company employees with access to our networks how to be aware of, and help defend against cybersecurity risks;
●	Evaluating the cybersecurity risk of third party service providers; and
●	Business continuity plans and critical recovery backup systems.

Our cybersecurity risk management program is supervised by our Director of Information Systems whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes, as well as managing the Company’s information security and risk management awareness program.

Cybersecurity Incident Response Process

We maintain and regularly update a cybersecurity incident response plan that outlines the steps we take to identify, investigate and take action in response to any potentially material cybersecurity incidents. Our incident response plan is designed to ensure that our Director of Information Systems and members of our senior management team are timely informed of and consulted with respect to any potentially material cybersecurity incidents.

Board Oversight of Cyber Risk

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee, which provides advice and guidance on the adequacy of the Company’s initiatives on, among other things, cybersecurity risk management. Periodic updates are provided to the Audit Committee on, among other things, our cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. We also engage third parties to periodically evaluate and audit aspects of our information security programs, including by conducting vulnerability assessments and penetration testing, and the results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.

We face a number of cybersecurity risks in connection with our business. Based on the information we have as of the date of this Annual Report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial position. See Item 1A, Risk Factors, of this Annual Report for further discussion of cybersecurity risks.

Item 2.      Properties.

Our principal executive office is located in Silver Spring, Maryland, where we lease approximately 5,052 square feet of office and laboratory space under a lease that expires in May 2024. We also occupy approximately 12,888 square feet of manufacturing and office space in Roswell, Georgia under a lease that expires in July 2024, and 2,391 square feet for administrative space in San Diego, California that commenced in February 2024 and expires in February 2026. We expect to renew both of our leases that expire in 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “ELUT.”

Stockholders

As of March 1, 2024, there were approximately 26 holders of record of our Class A common stock and two affiliated holders of record of our Class B common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Equity Compensation Plans

The information required by Item 5 regarding equity compensation plans is incorporated herein by reference to Part III, Item 12 in this Annual Report.

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

Overview

At Elutia, our mission is to humanize medicine so that patients can thrive without compromise. As a commercial-stage company, we seek to leverage our unique understanding of biologics to improve the interaction between implanted medical devices and patients by reducing complications associated with these surgeries. These complications include device migration, erosion, non-union of implants as well as implant rejection. In addition, our products are designed to mitigate the formation of scar and fibrotic capsule formation that commonly occurs with device implants and is linked with additional risk factors including infection and capsular contracture.

We estimate that, over the past two years, more than 600,000 surgical procedures were performed per year in the United States in which the patient was implanted with medical devices such as pacemakers, defibrillators, neuro-stimulators or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar tissue formation, capsular contraction, erosion, migration and implant rejection. These products currently focus on our priority markets – Device Protection and Women’s Health. In Device Protection, we sell CanGaroo, a “first-to-market” biological envelope, protected by a global patent portfolio, that is indicated for use with implantable electronic devices including cardiac and neurostimulator devices. CanGaroo is designed to create a secure pocket to hold the device and mitigate complications such as device migration and erosion. The CanGaroo product is a biomatrix comprised of extracellular matrix (“ECM”), which has been shown to support healthy wound healing. Because of this inherent ECM trait, CanGaroo may facilitate re-operative procedures by mitigating scar formation and fibrosis. In addition, the CanGaroo envelope is the only envelope designed for subcutaneous implantable cardiac defibrillators, a growing market.

In Women’s Health, we have developed both patented and proprietary technologies, culminating in the creation of SimpliDerm—a novel biological matrix meticulously designed to leverage the inherent science of natural healing processes. SimpliDerm’s design uses human acellular dermal matrices with heightened structural integrity and superior handling capabilities, which may mitigate inflammation and tissue incorporation, leading to a better healing experience. We believe that these acellular dermal matrices represent an optimal choice for tissue repair and reconstruction, finding applications in fields such as sports medicine, hernia repair, and trauma reconstruction. These matrices are also useable in breast reconstruction surgeries, particularly for women undergoing mastectomy as part of cancer treatment.

With respect to pipeline products, we are pioneering drug-eluting biomatrices (“DEB”), to help solve problems unaddressed by available options. One such product is a version of CanGaroo currently known as CanGarooRM, a first-in-class biomatrix that combines the CanGaroo envelope with antibiotics. These antibiotics, rifampin and minocycline, have been shown to reduce the risk of infection following surgical implantation of an electronic device. CanGarooRM will require clearance of a U.S. Food and Drug Administration 510(k) submission to be marketed in the United States. If approved, we anticipate CanGarooRM will be the only drug-eluting biomatrix approved for use with implantable electronic devices. This unique combination will be the first and only envelope that helps protect against infection, erosion, migration and complications associated with fibrotic tissue formation providing both acute and long-term benefits to the patient. We also intend to leverage our DEB platform technology by developing and commercializing products for markets with similar unmet needs, including neurostimulation, wound care and breast reconstruction.

CanGaroo is sold through both our internal sales force and independent sales agents and our marketing partner, Boston Scientific. SimpliDerm is sold through both independent sales agents and our distributor, Sientra.

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

We process all of our CanGaroo and cardiovascular products at our manufacturing facility in Roswell, Georgia and stock inventory of raw materials, supplies and finished goods at this location. We rely on a single or limited number of suppliers for certain raw materials and supplies. We have a long-term supply agreement with Cook Biotech, the porcine tissue supplier of our raw materials for our CanGaroo and cardiovascular products. SimpliDerm has historically been processed by us at our Richmond, California facility; however, that facility was included with the divestiture of the Orthobiologics Business, and SimpliDerm will be provided to us on a go-forward basis through a long-term supply agreement with the purchaser of the Orthobiologics Business, Berkeley Biologics, LLC.

Discontinued Operations – Sale of Orthobiologics Business

On November 8, 2023, we sold substantially all of the assets related to our Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. As part of the divestiture, we also assigned the lease to our 36,173 square feet of manufacturing, laboratory and office space in Richmond, California to Berkeley.

In the sale, we received approximately $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close.

The purchase agreement contains customary representations, warranties and covenants of the parties, and we, on the one hand, and Berkeley, on the other hand, agreed to customary indemnification provisions for breaches of representations, warranties and covenants, as well as assumed and excluded liabilities and pre-closing items.

Product Recalls

FiberCel Recall

On June 2, 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product formerly distributed by Medtronic PLC, after we learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in several patients treated with the product. Since the voluntary recall, we have settled and paid 29 lawsuits and claims relating to FiberCel for a total cash outlay of approximately $9.1 million.  For the remaining 80 cases for which settlements have not been reached, we estimated a probable loss related to each case and have recorded a liability at an estimated amount of $15.0 million at December 31, 2023 recorded as Contingent Liability for FiberCel Litigation in the accompanying consolidated balance sheets included in this Annual Report.  As of December 31, 2023, we have recorded insurance receivables of $2.7 million on our balance sheet in respect of our insurance coverage for the FiberCel Litigation product liability losses.

Viable Bone Matrix Recall

In July 2023, we announced a voluntary recall of a single lot of one of our viable bone matrix (“VBM”) products and the market withdrawal of all of our VBM products produced after a specified date. (the “VBM Recall”). Notice of the voluntary recall was issued to centers after we learned of post-surgical MTB infections in two patients treated with product from a single donor lot of our VBM product. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. A total of 36 patients were treated with product from the single donor lot. At present, two lawsuits have been filed, and 15 claims have been asserted as a result of the VBM Recall. While unknown at this time, possible losses in connection with the VBM Recall could have a material effect on our financial position and results of operations. We have purchased insurance coverage that, subject to common contract exclusions, is expected to provide full coverage for the VBM Recall as well as legal defense costs. As of December 31, 2023, the Company has recorded a legal fee liability and related insurance receivable totaling $0.1 million for legal services rendered in defending the Company in the VBM Recall.

All VBM products, which includes FiberCel, were divested by us in connection with the sale of our Orthobiologics Business to Berkeley in November 2023. Berkeley did not assume any liabilities related to the FiberCel Recall or VBM Recall, our market withdrawal of all of our viable bone matrix products, or any claims or lawsuits related thereto.

The FiberCel Recall and VBM Recall are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements, included elsewhere in this Annual Report.

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

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2023 and 2022. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. During the year ended December 31, 2023, our device protection and cardiovascular products were sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents; however, beginning in April 2023, our cardiovascular products have been sold domestically through our distribution agreement with LeMaitre Vascular and internationally through commercial partners. Our women’s health product, SimpliDerm, is sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Sientra.

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

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our direct sales force, consisting of salaries, commission compensation, fringe benefits, meals and other expenses. Auto and travel costs also contribute to sales and marketing expenses. Outside of our direct sales force, we incur significant expenses relating to commissions to our CanGaroo commercial partners and independent sales agents. Additionally, this expense category includes distribution costs as well as market research, trade show attendance, advertising and public relations related to our products, and customer service expenses.

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

FiberCel Litigation Costs

FiberCel litigation costs consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023		2022		Change 2022 / 2023
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$24,745	100.0%	$23,849	100.0%	$896	3.8%
Cost of goods sold	13,692	55.3%	12,210	51.2%	1,482	12.1%
Gross profit	11,053	44.7%	11,639	48.8%	(586)	(5.0)%
Sales and marketing	13,087	52.9%	17,850	74.8%	(4,763)	(26.7)%
General and administrative	14,104	57.0%	16,051	67.3%	(1,947)	(12.1)%
Research and development	4,399	17.8%	7,727	32.4%	(3,328)	(43.1)%
FiberCel litigation costs	9,989	40.4%	5,200	21.8%	4,789	92.1%
Total operating expenses	41,579	168.0%	46,828	196.4%	(5,249)	(11.2)%
Loss from continuing operations	(30,526)	(123.4)%	(35,189)	(147.5)%	4,663	13.3%
Interest expense	5,796	23.4%	5,118	21.5%	678	13.2%
Other expense (income), net	4,899	19.8%	(4,159)	(17.4)%	9,058	NM
Loss before provision of income taxes	(41,221)	(166.6)%	(36,148)	(151.6)%	(5,073)	(14.0)%
Income tax expense	28	0.1%	34	0.1%	(6)	(17.6)%
Net loss from continuing operations	(41,249)	(166.7)%	(36,182)	(151.7)%	(5,067)	(14.0)%
Net income from discontinued operations	3,593	14.5%	3,285	13.8%	308	9.4%
Net loss	$(37,656)	(152.2)%	$(32,897)	(137.9)%	$(4,759)	(14.5)%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Years Ended December 31,
	2023		2022
		% of Net		% of Net	Change
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$9,401	38.0%	$9,093	38.1%	$308	3.4%
Women's health	10,304	41.6%	7,474	31.3%	2,830	37.9%
Cardiovascular	5,040	20.4%	7,282	30.5%	(2,242)	(30.8)%
Total Net Sales	$24,745	100.0%	$23,849	100.0%	$896	3.8%

Total net sales increased $0.9 million, or 3.8%, to $24.7 million in the year ended December 31, 2023 compared to $23.8 million in the year ended December 31, 2022. Revenues from Device Protection and Women’s Health increased compared to the corresponding period of the prior year due to volume growth and revenues from Cardiovascular decreased due to the commencement of our distribution agreement with LeMaitre Vascular which provides for sales at a contracted  price to the distributor versus sales prior to such agreement being made at end-user pricing.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Year Ended December 31,
	2023		2022
		Gross		Gross	Change 2022 / 2023
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$2,836	69.8%	$2,979	67.2%	$(143)	2.6%
Women's health	5,902	42.7%	4,337	42.0%	1,565	0.7%
Cardiovascular	1,556	69.1%	1,497	79.4%	59	(10.3)%
Cost of goods sold, excluding intangible asset amortization	10,294	58.4%	8,813	63.0%	1,481	(4.6)%
Intangible asset amortization expense	3,398	(13.7)%	3,397	(14.2)%	1	0.5%
Total Cost of Goods Sold	$13,692	44.7%	$12,210	48.8%	$1,482	(4.1)%

Total cost of goods sold increased $1.5 million to $13.7 million in the year ended December 31, 2023 compared to $12.2 million in the year ended December 31, 2022. Gross margin was 44.7% in the year ended December 31, 2023 compared to 48.8% in the year ended December 31, 2022. Gross margin, excluding intangible asset amortization, was 58.4% in the year ended December 31, 2023 compared to 63.0% in the year ended December 31, 2022. The slight decline in gross margin was due to the commencement of the LeMaitre Vascular distribution agreement described above.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $4.8 million, or 26.7%, to $13.1 million in the year ended December 31, 2023 compared to $17.9 million in the year ended December 31, 2022. As a percentage of sales, sales and marketing expenses decreased to 52.9% in the year ended December 31, 2023 from 74.8% in the year ended December 31, 2022. The decrease in expense was largely attributable to a reduction in force which occurred in the first quarter of 2023 and primarily impacted certain members of sales and marketing management.

General and Administrative

G&A expenses decreased $1.9 million, or 12.1%, to $14.1 million in the year ended December 31, 2023 compared to $16.1 million in the year ended December 31, 2022. As a percentage of net sales, G&A expenses decreased to 57.0% in the year ended December 31, 2023 from 67.3% in the year ended December 31, 2022. The decrease in expense was primarily due to declines in the cost of insurance and certain non-recurring legal and severance costs incurred in the 2022 period.

Research and Development

R&D expenses decreased to $4.4 million in the year ended December 31, 2023 compared to $7.7 million in the year ended December 31, 2022. We continue to focus our R&D efforts primarily on the development of our CanGarooRM Antibacterial Envelope. Such related costs were less in 2023 versus the prior year due to the reduction of efforts needed and expenses incurred as the development progresses toward anticipated completion.

FiberCel Litigation Costs

FiberCel litigation costs increased to $10.0 million in the year ended December 31, 2023 compared to $5.2 million in the year ended December 31, 2022. The increase in expense was primarily due to the continued evaluation of the contingent FiberCel liability and higher legal defense costs incurred as the FiberCel cases progress. See further discussion in Note 17 to consolidated financial statements included elsewhere in this Annual Report.

Interest Expense

Interest expense was approximately $5.8 million in the year ended December 31, 2023 compared to $5.1 million in the year ended December 31, 2022. The increase was due to the higher principal outstanding and interest rates incurred by us on our existing debt, the SWK Loan Facility, as compared to the debt outstanding in the year ended December 31, 2022, which consisted primarily of the MidCap Loan Facility and MidCap Credit Facility. See “ - Liquidity and Capital Resources - Credit Facilities” below for a further discussion of these debt agreements and Note 10 to the consolidated financial statements included elsewhere in this Annual Report.

Discontinued Operations

Net income from discontinued operations was $3.6 million for the year ended December 31, 2023 compared to $3.3 million for the year ended December 31, 2022. The increase was due to the gain on sale of the Orthobiologics Business of approximately $6.0 million recorded upon closing of the transaction in November 2023 partially offset by losses incurred by the Orthobiologics Business during 2023 due to the financial impact of the VBM Recall and market withdrawal in July 2023 causing revenue reversals and inventory write-downs of approximately $3.0 million and $2.0 million, respectively.

Other Expense (Income), net

Other expense (income), net was an expense of approximately $4.9 million in the year ended December 31, 2023 and was primarily attributable to the revaluation of Common Warrants (defined below) and Prefunded Warrants (defined below) between issuance on September 21, 2023 and December 31, 2023. See Note 14 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Other expense (income), net was income of approximately $4.2 million in the year ended December 31, 2022 and was primarily attributable to the $5.0 million gain on the revaluation of our Revenue Interest Obligation to Ligand. See Note 11 to the consolidated financial statements included elsewhere in this Annual Report for additional information. Such gain was offset by other expense related to our debt refinancing in August 2022 and the associated prepayment fees, payment of unaccrued exit fees and the write-off of unamortized deferred financing costs, which collectively resulted in a loss of $1.2 million. Such loss was offset by other income of $0.4 million related to the forgiveness of interest accrued on the promissory note to a tissue supplier upon repayment of such note in August 2022. See Note 10 to the accompanying consolidated financial statements included elsewhere in this Annual Report for further discussion of these transactions.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the years ended December 31, 2023 and 2022 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Year Ended
	December 31,
	2023	2022
Net sales	$24,745	$23,849
Cost of goods sold	13,692	12,210
Gross profit	11,053	11,639
Intangible asset amortization expense	3,398	3,397
Gross profit, excluding intangible asset amortization	$14,451	$15,036
Gross margin	44.7%	48.8%
Gross margin, excluding intangible asset amortization	58.4%	63.0%

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

Liquidity and Capital Resources

As of December 31, 2023, we had cash of approximately $19.3 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics Business and proceeds from a follow-on offering and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation costs and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of December 31, 2023, our accumulated deficit was $175.6 million.

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

On December 8, 2021, we closed on a private investment in public equity (“PIPE”) financing, thereby receiving net proceeds of approximately $13.8 million, after deducting offering costs. The PIPE investors purchased an aggregate of 2,122,637 shares of the Company’s Class A common stock and an aggregate of 1,179,244 shares of the Company’s

Class B common stock (which are convertible on a one-for-one basis into shares of Class A common stock), in each case, at a price of $4.24 per share.

On December 1, 2022, we issued and sold 2,350,000 shares our Class A common stock at a price to the public of $4.75 per share in a registered underwritten offering, resulting in net proceeds to us of approximately $10.2 million, after deducting underwriting discounts and offering expenses.

On September 21, 2023, we sold, in a private offering an aggregate of (i) 6,852,811 units (“Common Units”), each comprised of (a) one share of our Class A common stock and (b) a warrant (“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant is exercisable at any time until the earlier of (a) 30 trading days after the clearance by the FDA of our CanGarooRM antibiotic-eluting biologic envelope or (b) five years from the date of the offering, at an exercise price per share of $1.4275. Each Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to us).

We expect our losses to continue for the foreseeable future and these losses will continue to have an adverse effect on our financial position. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, including our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGarooRM and successfully commercialize this product, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock, such as the private placement which we closed in September 2023 described above, pursue asset sale or other transactions, such as the sale of the Orthobiologics Business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements.

Cash Flows for the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022

	(in thousands)
Net cash used in:
Operating activities	$(21,761)	$(21,434)
Investing activities	14,208	(540)
Financing activities	9,840	8,535
Net increase (decrease) in cash	$2,287	$(13,439)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31 2023 was $21.8 million compared to $21.4 million for the year ended December 31, 2022. The slight year-over-year increase was primarily due to the higher net loss in the 2023 period.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $14.2 million and net cash used in investing activities was approximately $0.5 million for the year ended December 31, 2022. The significant increase was due to the proceeds received from the sale of our Orthobiologics Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $9.8 million compared to $8.5 million for the year ended December 31, 2022. Both years included the proceeds of $10.1 million from the issuance of common stock (and warrants in 2023). The year-over-year net increase of $1.3 million was primarily due to proceeds received from the financing of certain insurance premiums during the year ended December 31, 2023.

Credit Facilities

General

On August 10, 2022, we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and we amended the facility on May 12, 2023 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date. A total of $16 million of the proceeds from the SWK Loan Facility were used to pay all outstanding obligations on the formerly outstanding loan facility with MidCap Financial Trust (the “MidCap Loan Facility”), and credit facility with MidCap Financial Trust (the “MidCap Credit Facility”), which included (i) $12.8 million to repay all outstanding principal and accrued interest on the MidCap Loan Facility, (ii) $1.7 million to pay the prepayment and exit fees on the MidCap Loan Facility and (iii) $1.5 million to repay the outstanding balance, accrued interest and exit fees on the MidCap Credit Facility. As of December 31, 2023, we had $23.7 million of indebtedness outstanding under our SWK Loan Facility, with such balance being net of $0.8 million of unamortized discount and deferred financing costs.

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

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility) to the Company’s total gross profit (as defined in the SWK Loan Facility) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the three or twelve months ended December 31, 2022; however, the closing of the divestiture of the Orthobiologics Business in November 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture of the Orthobiologics Business and the remainder was paid on February 15, 2024 based on mutual agreement between the parties.

Optional Prepayment

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

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if the Extension Conditions (as defined in the SWK Loan Facility Agreement) have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of December 31, 2023, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the Initial Term Loan with the balance paid at maturity.

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

In addition, the SWK Loan Facility Agreement contains two financial covenants. The first covenant, which is measured quarterly, requires us to achieve a specified Minimum Aggregate Revenue (as defined in the SWK Loan Facility) for the preceding 12-month period or, alternatively, to maintain Consolidated Unencumbered Liquid Assets (as defined in the SWK Loan Facility) greater than either (i) the outstanding principal balance of the loan, or (ii) the aggregate operating cash burn (as defined in the SWK Loan Facility) for the preceding 12-month period. The second covenant requires us to maintain a minimum liquidity (as defined in the SWK Loan Facility) of the greater of (a) $5.0 million and (b) the sum of the operating cash burn for the two prior consecutive fiscal quarters then ended (the “Liquidity Covenant”).

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Elutia. As of December 31, 2023, we were in compliance with the financial covenants and all other covenants.

Supplier Promissory Note

During 2017, we restructured certain of our liabilities with a tissue supplier and entered into an unsecured promissory note bearing interest at 5%. In 2022, no payments were made on the promissory note because the Company’s senior lender restricted payment of the amounts due. The Company used $1.4 million of the proceeds from the SWK Loan Facility to repay the remaining balance on the promissory note; however the accrued interest on the promissory note was forgiven by the lender. Such forgiveness resulted in a gain to the Company of approximately $0.4 million which has been recorded as other expense (income), net in the accompanying consolidated statements of operations for the year ended December 31, 2022 included elsewhere in this Annual Report.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of December 31, 2023, we had $23.7 million of indebtedness outstanding, consisting of  $24.5 million outstanding under our SWK  Loan Facility, net of  $0.8 million of unamortized discount and deferred financing costs. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to a long-term obligation to Ligand (the “Revenue Interest Obligation”). The Revenue Interest Obligation requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, through May 31, 2027, subject to annual minimum payments of $4.4 million.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	the costs of defending against or the damages payable in connection with the FiberCel Recall and VBM Recall and any future litigation that we may be subject to (to the extent above the applicable insurance coverage);
●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;

●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company; and
●	unanticipated general, legal and administrative expenses.

In addition, our operating plans may change as a result of any number of factors, including those set forth above and other factors currently unknown to us, and we may need additional funds sooner than anticipated. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares of our common stock and/or declaring dividends. If we raise funds through collaborations, licensing agreements or other strategic alliances, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay the development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and reduce marketing, customer support or other resources devoted to our products or cease operations. See “Risk Factors — Risks Related to Our Business — Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.” elsewhere in this Annual Report.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including those related to inventories, receivables, long-lived assets, stock-based awards, revenue interest obligation, the warrant liability, the contingent liability for the FiberCel

Litigation and deferred income taxes. Actual results may differ from those estimates. We have identified the following critical accounting policies:

Revenue Recognition

We enter into contracts to sell and distribute products to healthcare providers or commercial partners which are billed under ship and bill contract terms. Revenue is recognized when we have met our performance obligations pursuant to our contracts with our customers in an amount that we expect to be entitled to in exchange for the transfer of control of the products and services to our customers. For all net sales, we have no further performance obligations and revenue is recognized when control transfers which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of our product revenue is generated from consigned inventory maintained at hospitals, distributors and by our direct sales representatives. For these types of products sales, we retain control until the product has been shipped, used or implanted, at which time revenue is recognized.

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

Revenue Interest Obligation

In 2017, we completed an asset purchase agreement with CorMatrix and acquired all of the CorMatrix commercial assets and related intellectual property. As part of this acquisition, we entered into a royalty agreement with Ligand pursuant to which we assumed the Revenue Interest Obligation, with an estimated present value on the acquisition date of  $27.7 million. The terms of the Revenue Interest Obligation require us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, through May 31, 2027, subject to annual minimum payments of $2.75 million. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of the acquired products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

We have estimated the fair value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of the net present value of future payments, with changes to be recorded in the consolidated statements of operations. There was no change to estimated future payments during the year ended December 31, 2023, and thus, no re-measurement gain or loss was recognized. In connection with our estimation at December 31, 2022, it was determined that the estimated future payments, discounted at the original discount rate, had decreased since the prior estimates. Such decrease was primarily the result of anticipated changes to our strategic partnerships relative to sales of both our CanGaroo and cardiovascular product lines that will impact the timing and extent of such sales and, thereby, will reduce expected future payments to Ligand. The change to estimated future payments yielded a reduction to the total Revenue Interest Obligation of approximately $5.0 million for the year ended December 31, 2022 with such amount recognized as a gain in other expense (income), net in our consolidated statement of operations. The estimation of future sales and the possible attainment of sales milestones is subject to significant judgment. Different judgments would yield different valuations of the Revenue Interest Obligation and these differences could be significant.

In January 2024, we amended the royalty agreement with Ligand and restructured the Revenue Interest Obligation by (i) revising the minimum annual royalty for 2024 and each subsequent fiscal year during the term of the agreement from $2.75 million to $4.4 million, (ii) revising the minimum quarterly payments for each fiscal quarter beginning October 1, 2023, and continuing through the term of the agreement from approximately $0.7 million to $1.1 million, (iii) agreeing to a payment of $3.0 million in satisfaction of all royalty obligations for the first three fiscal quarters of 2023, with half of such amount paid on January 20, 2024, and the remainder to be paid not later than April 10, 2024, and (iv) waiving the obligation to make the $5.0 million milestone payment that became due to Ligand in the second quarter of 2023. The accounting impact of this amendment will be recognized in our consolidated financial statements for the quarter ended March 31, 2024.

Contingent Liability for FiberCel Litigation

We review every lawsuit and claim and are in contact with outside counsel on an ongoing basis in determining our Contingent Liability for FiberCel Litigation. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, we do not record a liability, but instead disclose the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made.

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

Warrant Liability

We account for warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Prefunded and Common Warrants issued in connection with the September 2023 private placement (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other expense (income), net in the statements of operations. The Company estimates the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Different assumptions relative to the fair valuation of our Prefunded and Common Warrants would result in an adjustment to other expense (income), net in the consolidated statements of operations and such differences may be material.

Stock-Based Compensation

Compensation costs associated with stock option awards, restricted stock units and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite vesting period of the awards on a straight-line basis.

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

For our performance-based stock option and restricted stock unit grants which vest upon the achievement of specified market conditions, we used the Monte Carlo simulation model to calculate the grant-date fair value. This model simulates the probabilities of the potential outcomes of our future stock prices over the performance period to determine a fair value. Under this simulation model, our key assumptions relate to the risk-free interest rate and equity volatility based on consideration of our historical trading volatility as well as the observed equity volatility of other publicly-traded life sciences companies.

The period expense for all of our stock options and restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award. Different assumptions relative to the fair valuation of our stock options and restricted stock units would result in a different period expense and such differences may be material.

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates to our variable rate indebtedness outstanding during the years ended December 31, 2023 or 2022 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of December 31, 2023, our cash and cash equivalents were maintained with one financial institution in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. As of December 31, 2023 we maintained $18.6 million in bank deposit accounts that are in excess of the federally insured limit in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 31% of our accounts receivable as of December 31, 2023.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2023 and 2022. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months and year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

None.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 11.     Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2023.

	Number of			Number of securities
	Securities to be			remaining available for
	Issued Upon			future issuance under
	Exercise of	Weighted Average		equity compensation
	Outstanding	Exercise Price of		plans (excluding
	Options, Warrants	Outstanding Options,		securities reflected in
	and Rights	Warrants and Rights		column (a))
Plan Category	(a)	(b)		(c)
Equity Compensation Plans Approved by Stockholders
2015 Plan (1)	49,131	$5.78	(4)	—	(5)
2020 Plan (2)	1,787,670	$8.45	(4)	3,401,678	(5)
ESPP (3)	—	—		335,808
Equity Compensation Plans Not Approved by Stockholders	—	—		—
Total	1,836,801			$3,737,486
(1)

In connection with our IPO, we adopted the Elutia Inc. 2020 Incentive Award Plan (the “2020 Plan”) and, as of the consummation of our IPO, ceased making grants or awards under the Elutia Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”). To the extent stock options outstanding under the 2015 Plan are forfeited, lapse unexercised or are settled in cash, the shares of Class A common stock subject to the stock options will be available for future issuance under the 2020 Plan.

(2)

1,685,962 shares of Class A common stock were initially available for issuance under the 2020 Plan. The number of shares of Class A common stock available for issuance under the 2020 Plan automatically increases on each January 1, until and including January 1, 2030, by an amount equal to the lesser of (A) 4% of the shares of Class A common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Class A common stock as determined by our board of directors (but no more than 1,636,000 shares of Class A common stock may be issued upon the exercise of incentive stock options). In addition, the shares reserved for issuance under the 2020 Plan will also include shares reserved but not issued under the 2015 Plan. In June 2023, the stockholders of the Company approved the amendment and restatement of the 2020 Plan which, among other things, increased the number of shares of Class A common stock reserved for issuance under the 2020 Plan by 2,000,000 shares.

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

(4)

The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration. On January 31, 2024, the Compensation Committee of the Company’s Board of Directors approved an exchange program to reprice certain stock options granted under the 2020 Plan with exercise prices per share greater than $7.00. The exercise prices of the stock options were reduced to $3.61.

(5)

On January 31, 2024, the Company granted stock options covering 1,615,561shares of Class A common stock and restricted stock units covering 2,267,500 shares of Class A common stock to employees and consultants under the 2020 Plan. In addition to the amounts available for future issuance noted in the table above, such grants also partially utilized the increased availability from the automatic increase of 927,904 on January 1, 2024.

The other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 14.     Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The Consolidated Financial Statements are included on pages F-2 through F-31 attached hereto and are filed as part of this Annual Report. See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.6	Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	Description of Securities	10-K	001-39577	4.4	03/15/2021

10.1	Registration Rights Agreement, dated December 5, 2021, by and among Elutia Inc. and the Investors named therein.	8-K	001-39577	10.2	12/08/2021

10.2	Royalty Agreement, dated as of May 31, 2017, by and between Elutia Med, LLC and Ligand Pharmaceuticals Incorporated	S-1	333-248788	10.15	09/14/2020

10.3	License Agreement, dated as of May 31, 2017, by and between Cook Biotech Incorporated and Elutia Med, LLC	S-1	333-248788	10.16	09/14/2020

10.4	December 2017 Amendment to License Agreement, dated as of December 21, 2017, by and between Cook Biotech Incorporated and Elutia Med, LLC	S-1	333-248788	10.17	09/14/2020

10.5†	Elutia Inc. 2015 Stock Option/Stock Issuance Plan (as amended)	S-1	333-248788	10.1	09/14/2020

10.6†	Elutia Inc. 2020 Incentive Award Plan and form of stock option agreements thereunder	10-K	001-39577	10.6	3/23/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.7†	Form of Restricted Stock Unit Award Agreement (approved August 2022)	10-Q	001-39577	10.4	11/14/2022

10.8†	Form of Restricted Stock Unit Award Agreement (approved October 2020)	10-K	001-39577	10.8	3/23/2023

10.9†	Elutia Inc. Non-Employee Director Compensation Program	S-1/A	333-248788	10.3	09/30/2020

10.10†	Elutia Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248788	10.4	09/30/2020

10.11†	Amended and Restated Employment Agreement, by and between the Registrant and Ronald Lloyd, dated as of September 30, 2021	S-1/A	333-248788	10.6	09/30/2020

10.12†	Separation and Release of Claims Agreement, dated June 21, 2022, by and between Ronald Lloyd and Elutia Inc.	8-K	001-39577	10.1	6/21/2022
10.13†	Employment Agreement, dated June 21, 2022, by and between C. Randal Mills, Ph.D. and Elutia Inc.	8-K	001-39577	10.2	6/21/2022

10.14†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Elutia Inc. and Thomas Englese	8-K	001-39577	10.2	12/30/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.15†	Letter Agreement, dated as of March 22, 2023, by and between Elutia Inc. and Thomas Englese	10-K	001-39577	10.15	3/23/2023

10.16†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Elutia Inc. and Matthew Ferguson	8-K	001-39577	10.1	12/30/2022

10.17†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-248788	10.12	09/30/2020

10.18#	Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	8/15/2022

10.19	Amendment Letter, dated as of October 9, 2022 to Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	10/13/2022

10.20	Amendment Letter, dated as of November 10, 2022 to Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto (as amended by the Amendment Letter dated as of October 9, 2022)	10-Q	001-39577	10.3	11/14/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.21	Amendment Letter, dated as of November 21, 2022, to the Credit Agreement, dated as of August 10, 2022, among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	11/28/2022

10.22	Amendment Letter, dated as of November 30, 2022, to the Credit Agreement, dated as of August 10, 2022, among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	12/5/2022

10.23	First Amendment, dated as of May 12, 2023, to the Credit Agreement, dated August 10, 2022, by and among Aziyo Biologics, Inc., SWK Funding LLC, as Agent and the Lenders from time to time party thereto	10-Q	001-39577	10.4	5/12/2023

10.24†	Aziyo Biologics, Inc. Amended and Restated 2020 Incentive Award Plan	Proxy Statement	001-39577	Annex A	04/27/2023

10.25	Distribution Agreement by and between Aziyo Biologics, Inc. and LeMaitre Vascular, Inc.	10-Q	001-39577	10.2	8/14/2023

10.26	Securities Purchase Agreement, dated September 18, 2023, by and among Elutia Inc. and the Investors named therein.	8-K	001-39577	10.1	9/21/2023

21.1	Subsidiaries of Elutia, Inc.	10-K	001-39577	21.1	03/8/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

23.1	Consent of PricewaterhouseCoopers LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97	Elutia Inc. Excess Incentive-based Compensation Recoupment Policy					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Elutia Inc.

Date: March 11, 2024	By:	/s/ C. RANDAL MILLS, PH.D.
C. Randal Mills
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2024		/s/ MATTHEW FERGUSON
Matthew Ferguson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/C. Randal Mills, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2024
C. Randal Mills

/s/Matthew Ferguson	Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2024
Matthew Ferguson

/s/Kevin Rakin	Chairperson of the Board of Directors	March 11, 2024
Kevin Rakin

/s/W. Matthew Zuga	Director	March 11, 2024
W. Matthew Zuga

/s/Maybelle Jordan	Director	March 11, 2024
Maybelle Jordan

/s/David Colpman	Director	March 11, 2024
David Colpman

/s/Brigid A. Makes	Director	March 11, 2024
Brigid A. Makes

ELUTIA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Elutia Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elutia Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 11, 2024

We have served as the Company’s auditor since 2015.

ELUTIA INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,276	$16,989
Accounts receivable, net	3,263	3,774
Inventory	3,853	4,240
Receivables of FiberCel litigation costs	2,696	13,813
Prepaid expenses and other current assets	2,165	2,387
Current assets of discontinued operations	—	9,496
Total current assets	31,253	50,699

Property and equipment, net	172	245
Intangible assets, net	11,671	15,069
Operating lease right-of-use assets and other	332	320
Noncurrent assets of discontinued operations	—	2,508
Total assets	$43,428	$68,841

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,285	$1,374
Accrued expenses	9,485	8,830
Payables to tissue suppliers	906	900
Current portion of long-term debt	3,321	—
Current portion of revenue interest obligation	11,741	8,990
Contingent liability for FiberCel litigation	15,024	17,360
Current operating lease liabilities	275	232
Current liabilities of discontinued operations	-	4,929
Total current liabilities	43,037	42,615

Long-term debt	20,356	24,260
Long-term revenue interest obligation	5,360	5,916
Warrant liability	12,760	—
Other long-term liabilities	515	127
Noncurrent liabilities of discontinued operations	—	956
Total liabilities	82,028	73,874

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022, and 18,884,196 and 11,823,445 shares issued and outstanding, as of December 31, 2023 and December 31, 2022, respectively	19	12
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of December 31, 2023 and December 31, 2022 and 4,313,406 issued and outstanding as of December 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	137,021	132,939
Accumulated deficit	(175,644)	(137,988)
Total stockholders’ equity (deficit)	(38,600)	(5,033)
Total liabilities and stockholders' equity (deficit)	$43,428	$68,841

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Year Ended
	December 31,
	2023	2022
Net sales	$24,745	$23,849
Cost of goods sold	13,692	12,210
Gross profit	11,053	11,639
Sales and marketing	13,087	17,850
General and administrative	14,104	16,051
Research and development	4,399	7,727
FiberCel litigation costs, net	9,989	5,200
Total operating expenses	41,579	46,828
Loss from continuing operations	(30,526)	(35,189)
Interest expense	5,796	5,118
Other expense (income), net	4,899	(4,159)
Loss before provision for income taxes	(41,221)	(36,148)
Income tax expense	28	34
Net loss from continuing operations	(41,249)	(36,182)
Income from discontinued operations	3,593	3,285
Net loss	$(37,656)	$(32,897)
Net loss per share from continuing operations attributable to common stockholders - basic and diluted	$(2.27)	$(2.62)
Net income per share from discontinued operations attributable to common stockholders - basic and diluted	$0.20	$0.24
Net loss per share - basic and diluted	$(2.07)	$(2.38)

Weighted average common shares outstanding - basic and diluted	18,160,822	13,832,887

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share and Per Share Data)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	9,245,146	$9	4,313,406	$4	$118,599	$(105,091)	$13,521
Proceeds from stock option exercises	13,887	—	—	—	78	—	78
Additional issuance costs in connection with private placement	—	—	—	—	—	—	—
Proceeds from sale of common stock through Employee Stock Purchase Plan	74,408	—	—	—	317	—	317
Proceeds from sale of common stock in secondary public offering, net of issuance costs of $1,074	2,350,000	3	—	—	10,086	—	10,089
Vesting of restricted stock units, net of shares withheld and taxes paid	140,004	—	—	—	(395)	—	(395)
Issuance of warrants in connection with debt financing	—	—	—	—	607	—	607
Stock-based compensation	—	—	—	—	3,647	—	3,647
Net loss	—	—	—	—	—	(32,897)	(32,897)
Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)
Proceeds from sale of common stock in connection with private placement, net of issuance costs of $0.4 million	6,852,811	7	—	—	1,458	—	1,465
Proceeds from sale of common stock through Employee Stock Purchase Plan	104,905	—	—	—	219	—	219
Vesting of restricted stock units, net of shares withheld and taxes paid	103,035	—	—	—	(32)	—	(32)
Stock-based compensation	—	—	—	—	2,437	—	2,437
Net loss	—	—	—	—	—	(37,656)	(37,656)
Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2023	2022
Net loss	$(37,656)	$(32,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,748	3,733
Gain on sale of Orthobiologics Business, excluding divestiture costs	(7,529)	—
Loss on extinguishment of debt and revaluation of warrant liability	4,140	311
Gain on revaluation of revenue interest obligation	—	(4,962)
Amortization of deferred financing costs and debt discount	216	115
Interest expense recorded as additional revenue interest obligation or long-term debt	3,350	2,908
Stock-based compensation	2,437	3,647
Bad debt expense	590	—
Losses associated with viable bone matrix recall and market withdrawal	1,984	—
Changes in operating assets and liabilities, net:
Accounts receivable	802	(834)
Inventory	(609)	(498)
Receivables of FiberCel litigation costs	11,118	(13,813)
Prepaid expenses and other	167	(1,526)
Accounts payable and accrued expenses and payables to tissue suppliers	(2,113)	5,593
Contingent liability for FiberCel litigation	(2,336)	17,360
Other liabilities	(70)	(571)
Net cash used in operating activities	(21,761)	(21,434)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	14,554	—
Expenditures for property, plant and equipment	(346)	(540)
Net cash provided by (used in) investing activities	14,208	(540)
FINANCING ACTIVITIES:
Proceeds from public offering or private placement with warrants, net of offering costs	10,085	10,089
Repayments under revolving line of credit	—	(4,763)
Proceeds from stock option exercises	—	78
Proceeds (repayments) of long-term debt, net	(1,955)	6,385
Deferred financing costs	—	(468)
Costs related to the extinguishment of debt	—	(633)
Payments on revenue interest obligation	—	(2,075)
Proceeds from insurance premium financings	1,995
Repayments of insurance premium financings	(472)
Payments for taxes upon vesting of restricted stock units	(32)	(395)
Proceeds from sales of common stock through Employee Stock Purchase Plan	219	317
Net cash provided by financing activities	9,840	8,535

Net increase (decrease) in cash	2,287	(13,439)

Cash and cash equivalents, beginning of period	16,989	30,428
Cash and cash equivalents, end of period	$19,276	$16,989

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$2,321	$5,480
Fair value of warrants issued	$12,760	$607

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Elutia Inc. (together with its consolidated subsidiaries, "Elutia” or the “Company”) is a commercial-stage company leveraging its unique understanding of biologics to improve the interaction between implanted medical devices and patients by reducing complications associated with these surgeries. The Company has developed a portfolio of products using both human and porcine tissue that are designed to be as close to natural biological material as possible. Elutia’s portfolio of products spans the Device Protection, Women’s Health and Cardiovascular markets. These products are primarily sold to healthcare providers or commercial partners.

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

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. The Company recognized a gain of approximately $6.0 million on the sale of the Orthobiologics Business which is recorded in "Income from discontinued operations" in the Company's consolidated statement of operations for the year ended December 31, 2023. Should the Company receive incremental proceeds in the future through an Earn-Out Payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

The sale of the Orthobiologics Business represents a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, this transaction is accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. Unless indicated otherwise, the information in the notes to the consolidated financial statements relates to continuing operations. See Note 4 for further discussion of the divestiture of the Orthobiologics Business.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the year ended December 31, 2023, the Company incurred a net loss of $37.7 million, and as of December 31, 2023, the Company had an accumulated deficit of $175.6 million. In addition, during the year ended December 31, 2023, the Company used $21.8 million of cash in operating activities and expects to continue to incur cash outflows in 2024. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Furthermore, even if the Company does achieve profitability, it may not be able to sustain or increase profitability on an ongoing basis, or, in general, be able to satisfy its obligations, including those related to the FiberCel Recall described in Note 17, when they become due.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, the Company may seek to raise capital through the issuance of common stock, such as the private placement which we closed in September 2023, which is described further in Note 14, or pursue asset sale or other transactions, such as the sale of the Orthobiologics Business described above. However, such transactions may not be successful and the Company may not be able to raise additional equity or sell or license assets on acceptable terms, or at all. As such, based on its current operating plans, the Company believes there is uncertainty as to whether its future cash flows along with its existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet the Company’s anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of the financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets, the valuation of stock-based awards, the valuation of the revenue interest obligation, the valuation of the warrant liability, the contingent liability for the FiberCel Litigation and deferred income taxes are made at the end of each financial reporting period by management. Management continually re-evaluates its estimates, judgments and assumptions, and management's evaluation could change. Actual results could differ from those estimates.

Net Loss per Share Attributable to Common Stockholders

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock) and Class B common stock, $0.001 par value per share (the “Class B common stock). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average shares outstanding during the period. For purposes of the diluted net income (loss) per share attributable to common stockholders calculation, stock options, restricted stock units (“RSUs”) and certain warrants are considered to be common stock equivalents. All common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for both periods presented.

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

Cash and Cash Equivalents

The Company maintains its cash balances at banks and financial institutions. The balances are insured up to the legal limit. The Company maintains cash balances that may, at times, exceed this insured limit. The Company considers cash on hand, demand deposits in a bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for doubtful accounts and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowance for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowance for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowance for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company's allowance for doubtful accounts was approximately $0.7 million and $0.1 million as of December 31, 2023 and 2022, respectively.

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

Leases

In February 2016, the FASB issued ASU No 2016-02 “Leases” to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Accordingly, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. The Company adopted the standard in the fourth quarter of 2022 for the full 2022 year resulting in the recognition of a Right-of-use (“ROU”) asset and operating lease liability on the Company’s consolidated balance sheet of approximately $2.4 million as of January 1, 2022. As the ROU asset and the lease payable obligation were essentially the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the years ended December 31, 2023 and 2022.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Prefunded and Common Warrants issued in connection with the September 2023 private placement (see Note 14) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other expense (income), net in the consolidated statements of operations. The Company estimates the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

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

A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and from inventory physically held by distributors and direct sales representatives. For these types of products sales, the Company retains control until the product has been shipped, used or implanted, at which time revenue is recognized.

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in sales and marketing costs. Shipping and handling costs were not material in both the years ended December 31, 2023 and 2022, respectively.

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

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans in accordance with FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Compensation. FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award.

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

As of December 31, 2023, there was one customer that represented 10% of the Company’s net sales for the year ended 2023 and another customer that represented 31% of the Company’s accounts receivable as of December 31, 2023.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2023 and 2022, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the consolidated financial statements and are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Note 4. Sale of Orthobiologics Business

As described in Note 2, on November 8, 2023, the Company completed the sale of its Orthobiologics Business. The sale of the Orthobiologics Business represents a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the Orthobiologics Business is reported as discontinued operations in accordance with

ASC 205-20 - Discontinued Operations.  The related assets and liabilities of the Orthobiologics Business are classified as assets and liabilities of discontinued operations as of December 31, 2022 in the consolidated balance sheets and the results of operations from the Orthobiologics Business are reported as discontinued operations in the consolidated statements of operations for the years ended December 31, 2023 and 2022, with the year ended December 31, 2023 including the financial results from January 1, 2023 through the transaction closing date of November 8, 2023. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

The following tables show the assets and liabilities of the discontinued operations:

Year Ended December 31, 2022
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable, net	$3,056
Inventory	5,812
Prepaid expenses and other current assets	628
Total current assets	9,496
Property and equipment, net	1,158
Operating lease right-of-use assets and other	1,350
Total non-current assets	2,508
Total assets of discontinued operations	$12,004

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$954
Accrued expenses and other current liabilities	1,273
Payables to tissue suppliers	2,252
Current operating lease liabilities	450
Total current liabilities	4,929
Long-term operating lease liabilities	956
Total liabilities of discontinued operations	$5,885

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. The following table shows the financial results of the discontinued operations for the years ended December 31, 2023 and 2022, with the year ended December 31, 2023 including the financial results from January 1, 2023 through the transaction closing date of November 8, 2023:

	Year Ended
	December 31,
	2023	2022
Net sales	$14,913	$25,338
Cost of goods sold	12,682	17,755
Gross profit	2,231	7,583
Sales and marketing	1,784	2,345
General and administrative	1,534	576
Research and development	951	1,213
Total operating expenses	4,269	4,134
Interest Expense	348	164
Net income (loss)	$(2,386)	3,285

Total operating and investing cash flows of discontinued operations for the years ended December 31, 2023 and 2022 are comprised of the following:

	Year Ended
	December 31,
	2023	2022
Significant operating non-cash reconciliation items:
Depreciation	$239	$167
Stock-based compensation	86	144
Changes in operating assets and liabilities:
Accounts receivable	882	(417)
Inventory	988	956
Prepaid expenses and other	(449)	39
Accounts payable and accrued expenses and other current liabilities	(1,562)	(127)
Obligations to tissue suppliers	(691)	130

Significant investing items:
Expenditures for property, plant and equipment	(225)	(378)

The Company’s Women’s Health product, SimpliDerm, has historically been processed by Elutia at the Company’s Richmond, California facility; however, with the divestiture of the Orthobiologics Business, which includes such facility,  SimpliDerm will be provided to the Company on a go forward basis through a long-term supply agreement with the purchaser, Berkeley.

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of December 31, 2023, the Company had 3,401,678 shares of Class A common stock available for issuance under the 2020 Plan, and on January 1, 2024, the shares available for issuance were increased by 927,904 pursuant to the automatic increase provisions of the plan. On January 31, 2024, we granted stock options covering 1,615,561 shares of Class A common stock and restricted stock units covering 2,267,500 shares of Class A common stock to employees and consultants under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of ten years, and generally vest over a  four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the years ended December 31, 2023 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2022	1,864,739	$9.41	7.5	$8
Granted	157,500	$2.64
Exercised	—	$—
Forfeited	(521,046)	$10.36
Outstanding, December 31, 2023	1,501,193	$8.37	7.8	$-
Vested and exercisable, December 31, 2023	786,058	$10.00	7.1	$-

As of December 31, 2023, there was approximately $1.9 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted- average period of 1.9 years. The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 were $1.63 and $3.30, respectively. The total intrinsic value of options exercised was not material for both the years ended December 31, 2023 and 2022.

The Company uses the Black-Scholes model to value its stock option grants that vest based on the passage of time or the achievement of certain performance criteria and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. Before the completion of the Company’s IPO, the Board of Directors determined the fair value of common stock considering the state of the business, input from management, third party valuations and other considerations. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is partially based on the historical volatility of comparable companies in the industry whose share prices are publicly available. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of options during the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Expected term (years)	6.0	6.2
Risk-free interest rate	3.9%	2.3%
Volatility factor	63.8%	63.8%
Dividend yield	—	—

The Company has also granted to President and Chief Executive Officer stock options that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of December 31, 2023, there are 182,511 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the year ended December 31, 2023 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2022	372,307	$5.90
Granted	122,000	$2.12
Vested	(75,996)	$11.69
Forfeited	(82,703)	$3.93
Unvested, December 31, 2023	335,608	$3.64

The total fair value of the RSUs granted during the year ended December 31, 2023 and 2022 of $0.3 million and $2.4 million, respectively was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the vesting period of three to four years.

The Company has also granted to President and Chief Executive Officer RSUs that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of two to three years using the graded vesting method. As of December 31, 2023, there were 89,894 RSUs outstanding that were market condition RSU awards.

As of December 31, 2023, $0.8 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Elutia Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount equal to the lesser of (i) 1% of the total shares of Class A common stock outstanding on the final day of the immediately preceding calendar year; or (ii) a lesser number of shares determined by the Company’s board of directors. As of December 31, 2023, the total shares of Class A common stock authorized for issuance under the ESPP was 542,365 of which 335,808 remained available for future issuance. During the year ended December 31, 2023, 104,905 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2023 and 2022 comprised of the following (in thousands):

	Year Ended
	December 31,
	2023	2022
Sales and marketing	$569	$1,041
General and administrative	1,607	1,922
Research and development	122	466
Cost of goods sold	107	74
Total stock-based compensation expense	$2,405	$3,503

Note 6. Inventory

Inventory as of December 31, 2023 and 2022 was comprised of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$242	$652
Work in process	286	541
Finished goods	3,325	3,047
Total	$3,853	$4,240

Note 7. Property and Equipment

Property and equipment as of December 31, 2023 and 2022 were comprised of the following (in thousands):

	December 31,
	2023	2022
Processing and research equipment	$381	$(1,000)
Leasehold improvements	92	613
Office equipment and furniture	86	188
Computer hardware and software	194	1,029
	753	830
Less: accumulated depreciation and amortization	(581)	(585)
Property and equipment, net	$172	$245

Depreciation and amortization expense on property and equipment totaled approximately $0.1 million in both the years ended December 31, 2023 and 2022. Amounts included within cost of goods sold are not material.

Note 8. Leases

The Company leases one production facility, one administrative and research facility and one administrative facility under non-cancelable operating lease arrangements that expire through July 2024. Our administrative and research facility contains renewal options and escalation clauses based upon increases in the lessors’ operating expenses and other charges.

The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2023 and 2022 (in thousands):

		December 31,
	Classification on the Balance Sheet	2023	2022
Assets
Operating leases assets	Operating lease right-of-use assets and other	$271	$226

Liabilities
Operating leases current liabilities	Current operating lease liabilities and other	275	232
Operating leases non-current liabilities	Long-term operating lease liabilities	-	—
Total lease liabilities		$275	$232

Weighted average remaining lease term			0.6
Weighted average discount rate			7.2%

For the years ended December 31, 2023 and 2022, the Company recognized operating lease cost of approximately $0.5 million and $0.4 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities are included in operating cash flows and were approximately $0.6 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

The table below reconciles the Company’s future cash obligations to the operating lease liabilities recorded on the balance sheet as of December 31, 2023 (in thousands):

Years ending December 31,
2024	$281
2025	—
2026	—
Total minimum lease payments	281
Less: amount of lease payments representing interest	(6)
Present value of future minimum lease payments	275
Less: current operating lease liabilities	(275)
Long-term operating lease liabilities	$—

Note 9. Intangible Assets

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

The components of identified intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Acquired products	$29,317	$(19,260)	$10,057	$29,317	$(16,334)	$12,983
Customer relationships	4,723	(3,109)	1,614	4,723	(2,637)	2,086
Total	$34,040	$(22,369)	$11,671	$34,040	$(18,971)	$15,069

Acquired products and customer relationships are both amortized over a ten-year period. Amortization expense totaled approximately $3.4 million for each of the years ended December 31, 2023 and 2022, which is included in cost of goods sold in the accompanying consolidated statements of operations. Annual amortization expense is expected to be approximately $3.4 million during the years ended December 31, 2024 through 2026 and approximately $1.5 million during the year ended December 31, 2027.

Note 10. Long-Term Debt

On May 31, 2017, the Company entered into a $12 million term loan facility (“MidCap Loan Facility”) and an $8.0 million asset-backed revolving line of credit (“MidCap Credit Facility”), under which the Company’s borrowing capacity was limited by certain qualifying assets, with MidCap Financial Trust (“May 2017 Financing”). The MidCap Loan Facility was amended in December 2017, February 2018 and July 2019 (all amendments being considered modifications) such that an additional $1.5 million, $3.0 million, and $3.5 million, respectively were received by the Company bringing the total aggregate principal amount outstanding under the MidCap Loan Facility to $20 million. The borrowings under the MidCap Loan Facility and the MidCap Credit Facility were fully repaid with a portion of the proceeds from the SWK Loan Facility as more fully described below.

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility on May 12, 2023 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if certain conditions have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of December 31, 2023, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity. The SWK Loan Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of December 31, 2023, Elutia was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (“SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if the conditions to draw the Additional Term Loan have not been met, or (y) if such conditions to draw the Additional Term Loan have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $62,500 and prepayment penalties equal to: (i) if such prepayment occurs prior to the first anniversary of the Closing Date, 2% of  the aggregate principal amount funded prior to the termination plus remaining unpaid interest payments scheduled to be paid during the first year of the loan or (ii) if such prepayment occurs after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, 2% of the aggregate principal amount funded prior to the termination. The weighted average interest rate on the SWK Loan Facility was 13.2% for the year ended December 31, 2023 and 12.6% for the period from August 10, 2022 through December 31, 2022.

On August 10, 2022, the Company issued to SWK Funding LLC a warrant (“Class A Warrant”) to purchase, in the aggregate, up to 187,969 shares of Class A common stock of the Company, $0.001 par value per share at an exercise price of $6.65 per share. The Class A Warrant is immediately exercisable for up to 187,969 shares of Class A common stock from time to time on or after the Closing Date.  The exercise price and number of shares of Class A common stock issuable upon exercise of the Class A Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the Class A common stock. Unless earlier exercised or terminated in accordance with its terms, the Class A Warrant will expire on the seventh anniversary of the Closing Date. Upon issuance, the Company valued the Class A Warrant at approximately $0.6 million using the Black-Scholes model. The recognition of the Class A Warrant as well as deferred financing costs of approximately $0.5 million incurred in securing the SWK Loan Facility served to reduce the recorded value of the associated debt. The debt discount and deferred financing costs will be recognized as interest expense through the maturity of the loan.

The Company used $16 million of the proceeds of the SWK Loan Facility to repay all outstanding obligations on the MidCap Loan Facility and MidCap Credit Facility. Such payment included (i) $12.8 million to repay all outstanding principal and accrued interest on the MidCap Loan Facility, (ii) $1.7 million to pay the prepayment and exit fees on the MidCap Loan Facility and (iii) $1.5 million to repay the outstanding balance, accrued interest and exit fees on the MidCap Credit Facility. The prepayment fees, payment of unaccrued exit fees and the write-off of unamortized deferred financing costs resulted in a loss to the Company of approximately $1.2 million which has been recorded as other expense (income), net in the accompanying consolidated statements of operations for the year ended December 31, 2022.

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the year ended December 31, 2022; however, the closing of the divestiture of the Orthobiologics Business on November 8, 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture of the Orthobiologics Business and the remainder was paid on February 15, 2024 based on mutual agreement between the parties.

Borrowings under the MidCap Loan Facility, as amended, bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) the applicable London Interbank Offered Rate for U.S. dollar deposits divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding (“LIBOR”) plus (y) 7.25%. The weighted average interest rate on MidCap Loan Facility was 9.5% from January 1, 2022 through August 10, 2022 (the “Repayment Date”). Borrowings under the MidCap Credit Facility bore interest at a rate per annum equal to the sum of  (x) the greater of  (i) 2.25% and (ii) LIBOR plus (y) 4.95%. The weighted average interest rate on MidCap Credit Facility was 7.2% from January 1, 2022 through the Repayment Date.

During 2017, the Company restructured certain of its liabilities with a tissue supplier and entered into an unsecured promissory note totaling $2.1 million. The note bears interest at 5% and includes quarterly interest-only payments in 2017 and quarterly interest and principal payments from March 31, 2018 through August 31, 2021. The Company used $1.4 million of the proceeds from the SWK Loan Facility to repay the remaining balance on the promissory note; however the accrued interest on the promissory note was forgiven by the lender. Such forgiveness resulted in a gain to the Company of approximately $0.4 million which has been recorded as other expense (income), net in the accompanying consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2023, the contractual maturities of the long-term debt are as follows (in thousands):

Years ending December 31,	Term Loan
2024	$3,321
2025	5,282
2026	5,282
2027	10,571
Total	24,456
Debt Discount	(440)
Deferred Financing Costs	(339)
Total, net	23,677
Current Portion	(3,321)
Long-term Debt	$20,356

In addition to the above, the Company finances the annual premiums of certain insurance policies through short-term financing arrangements and includes the liabilities associated with such arrangements within accrued liabilities in accompanying consolidated balance sheets. The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of December 31, 2023 and 2022.

Note 11. Revenue Interest Obligation

As part of the CorMatrix asset acquisition described in Note 9, the Company assumed a restructured, long-term obligation (the “Initial Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Initial Revenue Interest Obligation require Elutia to pay Ligand, 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as the version of CanGaroo that Elutia is currently developing that is designed to include antibiotics. Furthermore, a $5.0 million payment will be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

On January 10, 2024, the Company entered into an amendment to the Revenue Interest Obligation (“Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, the parties modified and restructured the Revenue Interest Obligation by (i) revising the annual minimum payments  for 2024 and each subsequent fiscal year during the term of the agreement from $2.75 million to $4.4 million; (ii) agreeing to a payment by the Company of $3.0 million in satisfaction of all royalty obligations for the first three fiscal quarters of 2023, with half of such amount to be paid not later than January 20, 2024, and the remainder to be paid not later than April 10, 2024; (iii) agreeing to a payment by the Company of $1.1 million in satisfaction of the royalty obligations for the fourth quarter of 2023; and (iii) waiving the obligation of Elutia to make the $5.0 million milestone payment that became due to Ligand in the second quarter of 2023.

As of December 31, 2023, the Company recorded the present value of the estimated total future payments under the Initial Revenue Interest Obligation as a long-term obligation and the short-term portion is comprised of (i) the 2023 and 2024 minimum payments, (ii) the first $5.0 million sales milestone payment noted above and (iii) the unpaid portion of the 2022 minimum payments.  The short-term portion as of December 31, 2022 is comprised of (i) the 2023 minimum payments, (ii) the first $5.0 million sales milestone payment noted above and (iii) the unpaid portion of the 2022 minimum payments.

Note 12. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Revenue Interest Obligation*	$—	$—	$14,906	$14,906
Total	$—	$—	$14,906	$14,906

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$14,087	$—	$—	$14,087
Total	$14,087	$—	$—	$14,087
Liabilities:
Revenue Interest Obligation*	$—	$—	$17,101	$17,101
Warrant liability	—	—	12,760	12,760
Total	$—	$—	$29,861	$29,861

*Net Present Value; see discussion of value below

The warrant liability in the table above consisted of the fair value of Offering Warrants (as defined in Note 14 below) to purchase the Company’s Class A Common Stock and was based on significant inputs not observable on the market, which represents a Level 3 measurement within the fair value hierarchy. See Note 14 for discussion of the Company’s valuation methods and related impacts on the consolidated statement of operations with respect to the warrant liability.

The Company has estimated the value of the Initial Revenue Interest Obligation as of December 31, 2023 and 2022, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the year ended December 31, 2023 and thus, no re-measurement gain or loss was recognized.

In connection with our estimation at December 31, 2022, it was determined that the estimated future payments, discounted at the original discount rate, had decreased since the prior estimates. Such decrease was primarily the result of anticipated changes to our strategic partnerships relative to sales of both our CanGaroo and cardiovascular product lines that were expected to impact the timing and extent of such sales and, thereby, were expected to reduce expected future payments to Ligand. The change to estimated future payments yielded a reduction to the total Revenue Interest Obligation of approximately $5.0 million for the year ended December 31, 2022 with such amount recognized as a gain in other expense (income), net in our consolidated statement of operations.

The following table provides a rollforward of the aggregate fair value of the Revenue Interest Obligation and warranty liability categorized with Level 3 inputs for the years ended December 31, 2023 and 2022 (in thousands):

	Revenue Interest Obligation	Warranty Liability
Balance as of January 1, 2022	$19,290	$—
Payments on Revenue Interest Obligation	(2,075)	—
Interest accrued to Revenue Interest Obligation	2,653	—
Gain on revaluation of revenue interest obligation	(4,962)	—
Balance as of December 31, 2022	$14,906	$—
Payments on Revenue Interest Obligation	—	—
Interest accrued to Revenue Interest Obligation	2,195	—
Gain on revaluation of revenue interest obligation	—	—
Fair value adjustment to warrant liability	—	12,760
Balance as of December 31, 2023	$17,101	$12,760

Note 13. Income Taxes

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

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Years Ended December 31,
	2023	2022
Tax benefit at U.S. statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	1.8%	1.9%
Nondeductible expenses	(2.8)%	(0.3)%
State law changes	0.6%	0.5%
Other	(1.4)%	0.1%
Change in valuation allowance	(19.3)%	(23.3)%
Income tax expense	(0.1)%	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. As of December 31, 2023 and 2022, significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Tax goodwill	$2,613	$2,947
Net operating loss carryforwards	23,325	19,743
Inventory	137	491
Acquired intangibles	1,734	1,452
Revenue interest obligation	1,220	774
Interest expense	3,510	2,533
Research and development costs	2,412	1,749
Operating lease liability	52	364
FiberCel litigation costs	2,867	669
Other	1,653	2,045
Total assets	39,523	32,767
Deferred tax liabilities:
Operating lease right-to-use assets	(51)	(350)
Prepaid expenses	(484)	(562)
Total liabilities	(535)	(912)

Total net deferred tax asset	38,988	31,855
Valuation allowance	(38,988)	(31,855)
Net deferred tax asset, net of valuation allowance	$—	$—

The Company did not recognize any deferred benefit for income taxes for the years ended December 31, 2023 and 2022, as the increases to the respective net deferred tax assets of $7.1 million and $7.6 million, respectively, were offset by corresponding increases to the Company’s deferred tax asset valuation allowance due to uncertainty of realizing the deferred tax assets.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Based on the uncertainty of future taxable income generation, as of December 31, 2023 and 2022, the Company has provided valuation allowances against all deferred tax assets.

The Company regularly assesses the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The income tax expense for the years ended December 31, 2023 and 2022 relates to current amounts due on certain state tax obligations.

As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $102.1 million, comprised of  $17.7 million that will expire beginning in 2036 and $84.4 million that have no expiration date. The Company also had state net operating loss carryforwards of approximately $33.5 million that will expire beginning in 2030. Utilization of the net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits.

Note 14. Common Stock and Warrants

Private Placement of Common Stock and Warrants

On September 21, 2023, the Company sold, in a private offering an aggregate of (i) 6,852,811 units (“Common Units”) each comprised of (a) one share of the Company’s Class A common stock and (b) a warrant (“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant is exercisable at any time until the earlier of (a) 30 trading days after the clearance by the FDA of the Company’s CanGarooRM antibiotic-eluting biologic envelope or (b) five years from the date of the offering, at an exercise price per share of $1.4275. Each Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to the Company).

The Company incurred transaction fees, including commissions and legal fees, of approximately $1.1 million in connection with the private placement, of which $0.4 million were allocated to the issuance of the common stock. See below for discussion of the accounting for warrants and the allocation of the remainder of the transaction fees.

Warrant Liabilities

The Company has concluded that the Common Warrants and the Prefunded Warrants (collectively, the “Offering Warrants”) do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely delivery warrant shares upon exercise, certain provisions may require the Company to adjust the settlement value that is not consistent with a fixed-for-fixed option pricing model. As a result, as of the September 21, 2023 issuance date, the Company allocated $8.6 million of the gross proceeds from the offering to the Offering Warrants based on their fair value, and the remaining $1.9 million was allocated to the common shares and recorded as permanent equity. The liability associated with the Offering Warrants is recorded as warrant liability in the accompanying consolidated balance sheet as of December 31, 2023.

The valuation of the Offering Warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the warrants are settled. To this end, due primarily to fluctuations in the Company’s underlying common stock price between the issuance date of the Offering Warrants and December 31, 2023, the warrant liability was revalued to $12.8 million as of December 31, 2023. The change in fair value of $4.2 million has been recorded as other expense (income), net in the accompanying consolidated statements of operations for the year ended December 31, 2023.

The Company also allocated a portion of the transaction fees noted above to the Offering Warrants and expensed within other expense (income), net, approximately $0.7 million of these fees.

The Company calculated the fair value of the Offering Warrants using the Black-Scholes option pricing model with the following inputs:

	September 21, 2023	December 31, 2023
Common stock price	$1.53	$2.16
Expected term (years)	0.9	0.7
Risk-free interest rate	5.5%	5.1%
Volatility factor	117.4%	107.3%
Dividend yield	—%	—%

The expected term of the Offering Warrants is based on a significant unobservable input, the Company’s probability-weighted expectations relative to the timing of the clearance by the U.S. Food & Drug Administration of the Company’s CanGarooRM antibiotic-eluting biologic envelope.

Public Offering of Common Stock

On December 1, 2022, the Company issued and sold 2,350,000 shares of its Class A common stock at a price to the public of $4.75 per share in a registered underwritten public offering, resulting in net proceeds to the Company of approximately $10.2 million, after deducting underwriting discounts and offering expense.

Note 15. Retirement Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.3 million for both the years ended December 31, 2023 and 2022.

In June 2022, our former President and Chief Executive Officer, in connection with his resignation from the Company, entered into a separation agreement pursuant to which he remained a full-time, non-officer employee of the Company through September 30, 2022 to assist with the transition of his duties to his successor. On September 30, 2022, our former President and Chief Executive Officer received: (i) cash severance in an amount equal to his base salary for a period of 12 months and 100% of his annual target bonus and (ii) the COBRA benefits, during the 12-month period following September 30, 2022. The Company recognized these severance costs totaling approximately $1.0 million over the period from June 21, 2022 through September 30, 2022, and as of December 31, 2022, all such expenses remaining to be paid were included in Accrued Expenses in the accompanying consolidated balance sheets.

Note 16. Net Loss Per Share

	Year Ended
(in thousands, except share and per share data)	December 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(41,249)	$(36,182)
Net income from discontinued operations	$3,593	$3,285
Net loss	$(37,656)	$(32,897)
Denominator:
Weighted average number of common shares - basic and diluted	18,160,822	13,832,887

Net loss per share from continuing operations attributable to common stockholders - basic and diluted	$(2.27)	$(2.62)
Net income per share from discontinued operations attributable to common stockholders - basic and diluted	$0.20	$0.24
Net loss per share - basic and diluted	$(2.07)	$(2.38)

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

	December 31,
	2023	2022
Options to purchase common stock	1,501,193	1,864,739
Restricted stock units	335,608	372,307
Class A common stock warrants	187,969	187,969
Common Warrants	11,033,804	—
Prefunded Warrants	503,058	—
Total	13,561,632	2,425,015

Note 17. Commitment and Contingencies

Cook Biotech License and Supply Agreements

Elutia has entered into a license agreement with Cook Biotech Incorporated (“Cook Biotech”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiovascular and CanGaroo products, subject to certain co-exclusive rights retained by Cook Biotech. The term of such license is through the date of the last to expire of the licensed Cook Biotech patents, which is anticipated to be July 2031. Along with this license agreement, Elutia entered into a supply agreement whereby Cook Biotech would be the exclusive supplier to Elutia of the licensed porcine tissue. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook Biotech a royalty of 3% of sales of the Elutia-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook Biotech during the years ended December 31, 2023 and 2022. Elutia has also entered into an amendment to the Cook Biotech license agreement (the “Cook Biotech Amendment”) in order to add fields of exclusive use. Specifically, the Cook Biotech Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of  $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined, occurs within Elutia. The Company, in its sole discretion, can terminate the license agreement at any time.

In February 2024, it was announced that Cook Biotech was acquired by RTI Surgical, Inc. The Company does not expect the acquisition to affect its supply agreement with Cook Biotech, which the Company understands will continue as a subsidiary of RTI Surgical.

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

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 109 lawsuits or claims have been filed or asserted against the Company. The lawsuits, which have been filed against Elutia, certain Medtronic entities, and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such lawsuits were filed in Indiana state court (collectively, the “Indiana State Complaints”); the Superior Court of the State of Delaware (collectively, the “Delaware State Complaints”); the Circuit Court of Maryland (collectively, the “Maryland State Complaints”); the Court of Common Pleas of Ohio (the “Ohio State Complaint”); the U.S. District Court of the Southern District of Ohio (the “Ohio Federal Complaint”); the U.S. District Court for the Western District of North Carolina (“North Carolina Federal Complaint”); the Circuit Court of Florida, and the U.S. District Court for the Northern District and the Southern District of Florida (collectively, the “Florida Complaints”); U.S. District Court for the Eastern District of Michigan (collectively “Michigan Federal Complaints.”); the U.S. District Court for the District of Colorado (“Colorado Federal Complaint”); the U.S. District Court for the District of Oregon (“Oregon Federal Complaint”); the Fayette, Kentucky Circuit Court and the U.S. District Court for the Eastern District of Kentucky (collectively, “Kentucky Complaints.”); the U.S. District Court for the Western District of Louisiana (“Louisiana Federal Complaint”);the Circuit Court of Cook County, Illinois and the U.S. District Court for the Northern District of Illinois (collectively, the “Illinois Complaints”); the U.S. District Court for the Eastern District of Pennsylvania (“Pennsylvania Federal Complaint); the U.S. District Court for the Eastern District of Virginia (“Virginia Federal Complaint”); the U.S. District Court for the Central District of California (“California Federal Complaint”); and the U.S. District Court of Arizona (“Arizona Federal Complaint").

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and are seeking various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints alleges negligence, breach of implied warranty, breach of express warranty, and medical monitoring and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints are seeking economic, consequential, and punitive damages. The Maryland State Complaints assert claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Complaints contain three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence and seeks compensatory damages. The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaints assert causes of action for negligence, gross negligence breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine. The Michigan Federal Complaints seek compensatory damages and punitive damages.  The North Carolina Federal Complaint alleges causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seeks both compensatory and punitive damages. The Oregon Federal Complaint asserts strict liability claims for defective design, defective manufacture, and failure to warn, and seeks compensatory damages.  The Ohio Federal Complaint asserts strict liability claims for defective manufacturing, inadequate warning, nonconformance with representations, and also alleges loss of consortium and seeks compensatory damages. The Kentucky Complaints assert strict liability claims based on manufacturing defect, design defect, failure to warn, negligence, breach of implied warranty, breach of express warranty, and seek recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages. The Louisiana Federal Complaint asserts claims of violation of the Louisiana products liability act, negligence and gross negligence, breach of implied warranty, breach of express warranty and seek recovery for medical monitoring. The Illinois Complaints contain claims of strict liability, defective design and manufacturing, breach of express warranty, breach of implied warranty and negligence and seek compensatory damages. Plaintiff in the Pennsylvania Federal Complaint asserts claims for strict liability, negligence, breach of implied warranty, and breach of express warranty, as well as claims under the Wrongful Death Act and the Survival Act and seeks compensatory and punitive damages. The Virginia Federal Complaint asserts causes of action for negligent failure to warn, negligence, breach of implied warranty, breach of express warranty and seeks recovery for medical monitoring, compensatory damages and punitive damages. The California Federal Complaint advances claims of strict liability (defective design and manufacture), negligence and breach of implied warranty and seeks compensatory damages and recovery for medical monitoring. The Arizona Federal Complaint asserts strict product liability claims for defective design, manufacture and failure to warn, negligence, breach of implied warranty and breach of express warranty and seeks recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages.

The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Elutia’s liability in 29 of the cases was settled for a total cash outlay of approximately $9.1 million. For the remaining 80 cases for which settlements have not been reached, the Company estimated a probable loss related to each case and has recorded a liability at an estimated amount of $15.0 million at December 31, 2023, which is recorded as Contingent liability for FiberCel litigation in the accompanying consolidated balance sheets. In order to reasonably estimate the liability for the unsettled FiberCel Litigation cases, the Company, along with outside legal counsel, has assessed a variety of factors, including (i) the extent of the injuries incurred, (ii) recent experience on the settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the FiberCel Litigation. While the Company believes its estimated liability to be reasonable, the actual loss amounts are highly variable and are dependent upon the relevant facts and case by case resolutions. As more information is learned about asserted claims and potential future trends, adjustments may be made to this Contingent Liability for FiberCel Litigation as appropriate. Management believes that it is reasonably possible that the Company could incur liabilities in excess of amounts accrued and the ultimate liability could be material to the results of operations and the cash flows in the period recognized. The Company, however, is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.

Defense costs are recognized in the accompanying consolidated statements of operations as incurred.

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation product liability losses as well as legal defense costs. Additionally, the Company has various potential indemnity and/or contribution rights against third party sources with respect to certain product liability losses. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables at December 31, 2023 totaled $2.7 million and are recorded as Receivables of FiberCel Litigation Costs in the accompanying consolidated balance sheets.

The indemnity and contribution receivables amount at December 31, 2023 represents amounts that are not believed to be subject to any current dispute. At December 31, 2023, the Company continues to pursue up to $3.8 million or more in additional amounts in respect of such indemnity and contribution claims and as such, has not been reflected as part of this receivable. The Company will vigorously pursue its position with respect to this amount.

Viable Bone Matrix Recall

In July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date (the “VBM Recall”). Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. At present, two lawsuits have been filed, and 15 claims have been asserted as a result of the VBM Recall.

Management has determined that there is a reasonably possible likelihood of material claims due to the VBM Recall, but does not believe that an estimate of the loss or range of loss can be made. This is mainly due to the early stages of the lawsuits and claims and the lack of receipt by the Company of the medical records needed to assess any possible loss. Consequently, management has determined that no probable liability for such possible claims would be recognized for the VBM Recall as of December 31, 2023.  While unknown at this time, possible losses in connection with the VBM Recall could have a material effect on the Company’s financial position and results of operations. Consistent with the FiberCel Litigation above, the Company has purchased insurance coverage that, subject to common contract exclusions, provide coverage for the possible claims associated with the VBM Recall as well as legal defense costs. As of December 31, 2023, the Company has recorded a legal fee liability and related insurance receivable totaling $0.1 million for legal services rendered in defending Elutia in the VBM Recall.

As of both December 31, 2023 and 2022, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation and the VBM Recall.

Note 18. Segment Information

With the divestiture of the Orthobiologics Business, the Company now operates in three segments. These segments are based on financial information that is utilized by the Company’s CODM to assess performance and allocate resources. This financial information does not include the assets by segment. The Company determined its operating and reportable segments to be consistent with its major product groupings – Device Protection, Women’s Health and Cardiovascular.

For the years ended December 31, 2023 and 2022, the Company’s net sales disaggregated by segment were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net sales:
Device protection	$9,401	$9,093
Women's health	10,304	7,474
Cardiovascular	5,040	7,282
Total Net Sales	$24,745	$23,849

The net sales above include the revenues derived from one customer which represents 10% of total net sales. Such customer is included within the Cardiovascular segment.

For the years ended December 31, 2023 and 2022, the Company’s gross profit disaggregated by segment was as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Gross profit:
Device protection	$6,565	$6,114
Women's health	4,402	3,137
Cardiovascular	3,484	5,785
Gross profit, excluding intangible asset amortization	14,451	15,036
Intangible asset amortization expense	3,398	3,397
Gross profit	$11,053	$11,639

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022

Gross profit, excluding intangible asset amortization	$14,451	$15,036
Adjustments:
Intangible asset amortization expense	(3,398)	(3,397)
Sales and marketing	(13,087)	(17,850)
General and administrative	(14,104)	(16,051)
Research and development	(4,399)	(7,727)
FiberCel litigation costs, net	(9,989)	(5,200)
Loss from operations	(30,526)	(35,189)
Interest expense	5,796	5,118
Other expense (income), net	4,899	(4,159)
Loss before provision for income taxes	$(41,221)	$(36,148)

During the years ended December 31, 2023 and 2022, the Company did not have any international product sales to specific countries where such country-specific sales represented material product sales, and the Company did not own any long-lived assets outside the United States.