Form 10-Q
period 2024-03-31
ELUTIA INC.
filed 2024-05-13
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, there were 20,036,508 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding our sale of our Orthobiologics Business to Berkeley Biologics, LLC (“Berkeley”), including potential payment of post-closing earnout payments; our anticipated expansion of our product development and research activities; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; expectations regarding the potential emergence of lawsuits, claims and regulatory findings related to our recall of a single lot of the viable bone matrix (“VBM”) products, amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; our expectations and plans regarding pursuit of any strategic transactions; and our expectations relating to the U.S. Food and Drug Administration (“FDA”) regulatory process for the CanGarooRM® Antibacterial Envelope are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

•	our ability to continue as a going concern;

●	our ability to achieve or sustain profitability;

●	our ability to obtain regulatory approval or other marketing authorizations by the FDA and comparable foreign authorities for our products and product candidates;

●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;

●	our ability to defend against the various lawsuits related to FiberCel and VBM and avoid a material adverse financial consequence;

●	our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;

•	our dependence on our commercial partners and independent sales agents to generate a substantial portion of our net sales;

•	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases are exclusive suppliers for products essential to our business;

●	our ability to successfully realize the anticipated benefits of the sale of our Orthobiologics Business;

•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

•	the continued and future acceptance of our products by the medical community;

●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;

●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and

●	our ability to obtain, maintain and adequately protect our intellectual property rights.

These and other important factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.Elutia.com/financials/sec-filings, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$12,551	$19,276
Accounts receivable, net	4,406	3,263
Inventory	3,052	3,853
Receivables of litigation costs	2,031	2,696
Prepaid expenses and other current assets	1,946	2,165
Total current assets	23,986	31,253

Property and equipment, net	171	172
Intangible assets, net	10,822	11,671
Operating lease right-of-use assets and other	383	332
Total assets	$35,362	$43,428

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$4,156	$2,285
Accrued expenses	9,022	9,485
Payables to tissue suppliers	907	906
Current portion of long-term debt	2,274	3,321
Current portion of revenue interest obligation	5,900	11,741
Contingent liability for FiberCel litigation	15,591	15,024
Current operating lease liabilities	217	275
Total current liabilities	38,067	43,037

Long-term debt	19,738	20,356
Long-term revenue interest obligation	7,659	5,360
Warrant liability	19,503	12,760
Other long-term liabilities	694	515
Total liabilities	85,661	82,028

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023, and 20,036,508 and 18,884,196 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20	19
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of March 31, 2024 and December 31, 2023 and 4,313,406 issued and outstanding as of March 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	143,315	137,021
Accumulated deficit	(193,638)	(175,644)
Total stockholders’ deficit	(50,299)	(38,600)
Total liabilities and stockholders' deficit	$35,362	$43,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$6,694	$6,392
Cost of goods sold	3,851	3,018
Gross profit	2,843	3,374
Sales and marketing	3,309	4,691
General and administrative	5,056	3,520
Research and development	1,172	1,591
FiberCel litigation costs, net	1,785	1,911
Total operating expenses	11,322	11,713
Loss from operations	(8,479)	(8,339)
Interest expense	1,313	1,430
Loss on revaluation of warrant liability	9,637	—
Gain on revaluation of revenue interest obligation	(1,443)	—
Loss before provision for income taxes	(17,986)	(9,769)
Income tax expense	8	12
Net loss from continuing operations	(17,994)	(9,781)
Income from discontinued operations	—	1,807
Net loss	$(17,994)	$(7,974)

Net loss from continuing operations per share - basic and diluted	$(0.75)	$(0.61)
Net income from discontinued operations per share - basic and diluted	$—	$0.11
Net loss - basic and diluted	$(0.75)	$(0.49)

Weighted average common shares outstanding - basic and diluted	23,912,326	16,149,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)
Exercises of Common Warrants and Prefunded Warrants	1,075,825	1	—	—	4,033	—	4,034
Issuance of common stock under Employee Stock Purchase Plan	65,459	—	—	—	70	—	70
Vesting of restricted stock units, net of shares withheld and taxes paid	11,028	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	2,197	—	2,197
Net loss	—	—	—	—	—	(17,994)	(17,994)
Balance, March 31, 2024	20,036,508	$20	4,313,406	$4	$143,315	$(193,638)	$(50,299)

Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)
Issuance of common stock under Employee Stock Purchase Plan	41,277	—	—	—	148	—	148
Vesting of restricted stock units	12,070	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	684	—	684
Net loss	—	—	—	—	—	(7,974)	(7,974)
Balance, March 31, 2023	11,876,792	$12	4,313,406	$4	$133,771	$(145,962)	$(12,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(17,994)	$(7,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864	947
Loss on revaluation of warrant liability	9,637	—
Gain on revaluation of revenue interest obligation	(1,443)	—
Amortization of deferred financing costs and debt discount	54	53
Interest expense recorded as additional revenue interest obligation and long-term debt	781	796
Stock-based compensation	2,197	684
Changes in operating assets and liabilities:
Accounts receivable	(1,143)	(504)
Inventory	801	(1,003)
Receivables of litigation costs	665	2,892
Prepaid expenses and other	168	648
Accounts payable and accrued expenses and payables to tissue suppliers	2,026	(56)
Contingent liability for FiberCel litigation	567	(1,729)
Other liabilities	179	80
Net cash used in operating activities	(2,641)	(5,166)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(15)	(182)
Net cash used in investing activities	(15)	(182)
FINANCING ACTIVITIES:
Repayments of long-term debt	(2,000)	—
Proceeds from exercises of Common Warrants and Prefunded Warrants	1,140	—
Payments on revenue interest obligation	(2,600)	—
Repayments of insurance premium financings	(673)	—
Payments for taxes upon vesting of restricted stock units	(6)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	70	148
Net cash provided by (used in) financing activities	(4,069)	148

Net decrease in cash and restricted cash	(6,725)	(5,200)

Cash, beginning of period	19,276	16,989
Cash, end of period	$12,551	$11,789

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$2,541	$572
Conversion of Common Warrants and Prefunded Warrants to common stock	$2,894	$—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2023. The financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the three months ended March 31, 2024. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. The Company recognized a gain of approximately $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023. Should the Company receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts. See Note 4 for further discussion of the sale of the Orthobiologics Business and the presentation of such business as discontinued operations for the three months ended March 31, 2023. Unless indicated otherwise, the information in the notes to condensed consolidated financial statements for the three months ended March 31, 2023 relates to continuing operations.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. For the three months ended March 31, 2024, the Company incurred a net loss of $18.0 million, and as of March 31, 2024, the Company had an accumulated deficit of $193.6 million. In addition, during the three months ended March 31, 2024, the Company used $2.6 million of cash in operating activities and expects to continue to incur cash outflows in 2024. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Furthermore, even if the Company does achieve profitability, it may not be able to sustain or increase profitability on an ongoing basis, or, in general, be able to satisfy its obligations, including those related to the FiberCel Recall described in Note 10, when they become due.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock or pursue asset sales or other transactions, such as the sale of the Orthobiologics Business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the condensed consolidated financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the condensed consolidated financial statements.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three months ended March 31, 2024 or 2023.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Prefunded and Common Warrants issued in connection with the September 2023 private placement (see Note 14) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other expense (income), net in the condensed consolidated statements of operations. The Company estimates the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

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

There was one customer that represented 17% of the Company’s net sales for the three months ended March 31, 2024 and 29% of the Company’s accounts receivable as of March 31, 2024.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2024 and 2023, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the condensed consolidated financial statements and are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

Note 4. Sale of Orthobiologics Business

As described in Note 2, on November 8, 2023, the Company completed the sale of its Orthobiologics Business. Accordingly, the Orthobiologics Business is reported as discontinued operations in accordance with ASC 205-20 - Discontinued Operations and the amounts for the three months ended March 31, 2023 have been recast to conform to this discontinued operations presentation.

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. The following table shows the financial results of the discontinued operations for the three months ended March 31, 2023:

Net sales	$6,658
Cost of goods sold	3,701
Gross profit	2,957
Sales and marketing	665
General and administrative	159
Research and development	212
Total operating expenses	1,036
Interest expense	114
Net income	$1,807

Total operating and investing cash flows of discontinued operations for the three months ended March 31, 2023  are comprised of the following:

Significant operating non-cash reconciliation items
Depreciation	$56
Stock-based compensation	34
Changes in operating assets and liabilities:
Accounts receivable	(1,023)
Inventory	(454)
Prepaid expenses and other	37
Accounts payable and accrued expenses and other current liabilities	538
Obligations to tissue suppliers	(29)

Significant investing items
Expenditures for property, plant and equipment	146

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of March 31, 2024, the Company had 484,774 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a period of either three or four years from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the three months ended March 31, 2024 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2023	1,501,193	$8.37	7.8	$-
Granted	1,615,561	$3.61
Forfeited	(47,107)	$11.03
Outstanding, March 31, 2024	3,069,647	$5.34	7.9	$-
Vested and exercisable, March 31, 2024	888,140	$7.84	7.9	$-

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $2.35. As of March 31, 2024, there was approximately $5.1 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.

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

The following weighted-average assumptions were used to determine the fair value of time-based options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Expected term (years)	5.9	6.0
Risk-free interest rate	3.2%	4.3%
Volatility factor	100.9%	63.8%
Dividend yield	—	—

During the three months ended March 31, 2024, the Company granted 397,640 options that vest on the 10th business day following the FDA’s clearance of the Company’s CanGarooRM product. As noted above, these performance vesting options have been valued using the Black-Scholes model. The Company has also granted 156,250 stock options that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of March 31, 2024, there were a total of 338,761 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the three months ended March 31, 2024 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2023	335,608	$3.64
Granted	2,267,500	$3.59
Vested	(12,968)	$8.47
Forfeited	(64,660)	$2.48
Unvested, March 31, 2024	2,525,480	$3.60

The total fair value of the RSUs granted during the three months ended March 31, 2024 of $8.2 million was based on the fair market value of the Company's Class A common stock on the date of grant. The fair value at the time of the grant is amortized to expense on a straight-line basis over the vesting period of three to four years.

As of March 31, 2024, $7.7 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 2.2 years

During the three months ended March 31, 2024, the Company granted 560,625 RSUs that vest on the 10th business day following the FDA’s clearance of the Company’s CanGarooRM product. These performance vesting RSUs have been valued using the fair value of the Company’s Class A common stock on the date of grant. The Company has also granted 156,250 RSUs that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of March 31, 2024, there were 246,144 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of March 31, 2024, the total shares of Class A common stock authorized for issuance under the ESPP was 774,341, of which 502,325 remained available for future issuance. During the three months ended March 31, 2024, 65,459 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2024 and 2023 was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Sales and marketing	$448	$140
General and administrative	1,423	450
Research and development	254	23
Cost of goods sold	72	40
Total stock-based compensation expense	$2,197	$653

Note 6. Inventory

Inventory was comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$333	$242
Work in process	433	286
Finished goods	2,286	3,325
Total	$3,052	$3,853

Note 7. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility on May 12, 2023 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if certain conditions have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of March 31, 2024, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity. The SWK Loan Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of March 31, 2024, Elutia was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (“SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if certain conditions, as defined, have not been met, or (y) if such conditions have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $62,500 and prepayment penalties equal to: (i) if such prepayment occurs prior to the first anniversary of the Closing Date, 2% of  the aggregate principal amount funded prior to the termination plus remaining unpaid interest payments scheduled to be paid during the first year of the loan or (ii) if such prepayment occurs after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, 2% of the aggregate principal amount funded prior to the termination. The weighted average interest rate on the SWK Loan Facility was 13.5% and 13.7% for the three months ended March 31, 2024 and 2023, respectively.

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

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. No such mandatory prepayments were required during the three months ended March 31, 2024 and 2023.

Long-term debt was comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term Loan Facility, net of unamortized discount and deferred financing costs	$22,012	$23,677
Current Portion	(2,274)	(3,321)
Long-Term Debt	$19,738	$20,356

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of March 31, 2024 and December 31, 2023.

Note 8. Revenue Interest Obligation

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property (the “CorMatrix Acquisition”). As part of the CorMatrix Acquisition, the Company assumed a restructured, long-term obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals Incorporated (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Revenue Interest Obligation required Elutia to pay Ligand, 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as the version of CanGaroo Elutia is currently developing that is designed to include antibiotics. Furthermore, a $5.0 million payment would be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

On January 10, 2024, the Company entered into an amendment to the Revenue Interest Obligation (the “Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, the parties modified and restructured the Revenue Interest Obligation by revising the annual minimum payments for 2024 and each subsequent fiscal year during the term of the agreement from $2.75 million to $4.4 million. Additionally, the Company made payments totaling $3.0 million (50% paid in January 2024 and 50% paid in April 2024) in satisfaction of all royalty obligations for the first three fiscal quarters of 2023 and made a payment in February 2024 of $1.1 million in satisfaction of the royalty obligations for the fourth quarter of 2023. Furthermore, as part of the Amended Revenue Interest Obligation, Ligand waived the Company’s obligation to make the $5.0 million milestone payment that became due to Ligand in the second quarter of 2023.

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million for the three months ended March 31, 2024. The resulting gain was recognized as other expense (income), net in the accompanying condensed consolidated statement of operations.  Interest expense related to the Revenue Interest Obligation of approximately $0.5 million was recorded for both the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the short-term portion of the Amended Revenue Interest Obligation is comprised of the newly-established annual minimum payments of $4.4 million and an additional $1.5 million representing the remaining portion of the $3.0 million payment noted above which was paid in April 2024. As of December 31, 2023, the short-term portion of the Initial Revenue Interest Obligation is comprised of (i) the 2023 and 2024 minimum payments, (ii) the first $5.0 million sales milestone payment noted above and (iii) the unpaid portion of the 2022 minimum payments.

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

Warrant Liabilities

The Company has concluded that the Common Warrants and the Prefunded Warrants (collectively, the “Offering Warrants”) do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely delivery warrant shares upon exercise, certain provisions may require the Company to adjust the settlement value that is not consistent with a fixed-for-fixed option pricing model. As a result, as of the September 21, 2023 issuance date, the Company allocated $8.6 million of the gross proceeds from the offering to the Offering Warrants based on their fair value, and the remaining $1.9 million was allocated to the common stock and recorded as permanent equity. The liability associated with the Offering Warrants is recorded as warrant liability in the accompanying condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

A summary of the Offering Warrants activity for the three months ended March 31, 2024 is as follows:

	Common Warrants	Prefunded Warrants
Outstanding, December 31, 2023	11,033,804	503,058
Exercised	(814,361)	(261,470)
Outstanding, March 31, 2024	10,219,443	241,588

The valuation of the Offering Warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the three months ended March 31, 2024 (in thousands):

	Common Warrants	Prefunded Warrants	Total Offering Warrants
Warrant liability, December 31, 2023	$ 11,670	$ 1,090	$ 12,760
Fair value adjustment	8,899	738	9,637
Exercised	(1,830)	(1,064)	(2,894)
Warrant liability, March 31, 2024	$ 18,739	$ 764	$ 19,503

The fair value adjustments, which were driven mainly by increases in the Company’s stock price since December 31, 2023,  have been recorded as other expense (income), net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024.

The Company calculated the fair value of the Offering Warrants as of March 31, 2024 using the Black-Scholes option pricing model with the following inputs as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Common stock price	$ 3.15	$ 2.16
Expected term (years)	0.4	0.7
Risk-free interest rate	5.4%	5.1%
Volatility factor	105.5%	107.3%
Dividend yield	—%	—%

The expected term of the Common Warrants and Prefunded Warrants is a significant unobservable input, which includes the Company’s probability-weighted expectations relative to the timing of the clearance by the U.S. Food & Drug Administration of the Company’s CanGarooRM antibiotic-eluting biologic envelope.

Note 10. Commitments and Contingencies

Cook Biotech License and Supply Agreements

Elutia has entered into a license agreement with Cook Biotech (“Cook”) for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook (the “Cook License Agreement”). The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three months ended March 31, 2024 or 2023. Elutia has also entered into an amendment to the Cook License Agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined in the Cook

Amendment, occurs within Elutia. The Company, in its sole discretion, can terminate the Cook License Agreement at any time.

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

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 109 lawsuits or claims have been filed or asserted against the Company. The lawsuits, which have been filed against Elutia, certain Medtronic entities, and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such lawsuits were filed in the Superior Court of Marion County, Indiana (collectively, the “Indiana State Complaints”); the Superior Court of the State of Delaware (collectively, the “Delaware State Complaints”); the Circuit Court of Maryland (collectively, the “Maryland State Complaints”); the Court of Common Pleas of Montgomery County, Ohio and the U.S. District Court of the Southern District of Ohio (the “Ohio Complaints”); the U.S. District Court for the Western District and Eastern District of North Carolina (collectively, the “North Carolina Federal Complaints”); the Circuit Court of Okaloosa County, Florida, and the U.S. District Court for the Northern District and the Southern District of Florida (collectively, the “Florida Complaints”); the U.S. District Courts for the Eastern District of Michigan (collectively “Michigan Federal Complaints.”); the U.S. District Court for the District of Colorado (“Colorado Federal Complaint”); the U.S. District Court for the District of Oregon (“Oregon Federal Complaint”); the Circuit Court of Fayette County, Kentucky and the U.S. District Court for the Eastern District of Kentucky (collectively, “Kentucky Complaints.”); the U.S. District Court for the Western District of Louisiana (“Louisiana Federal Complaint”);the Circuit Court of Cook County, Illinois and the U.S. District Court for the Northern District of Illinois (collectively, the “Illinois Complaints”); the U.S. District Court for the Eastern District of Pennsylvania (“Pennsylvania Federal Complaint); the U.S. District Court for the Eastern District of Virginia (“Virginia Federal Complaint”); the U.S. District Court for the Central District of California (“California Federal Complaint”); and the U.S. District Court of Arizona (“Arizona Federal Complaint").

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and seek various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints alleges negligence, breach of implied warranty, breach of express warranty, medical monitoring, and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints seek economic, consequential, and punitive damages. The Maryland State Complaints assert claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Complaints contain three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence and seeks compensatory damages. The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaints assert causes of action for negligence, gross negligence breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine. The Michigan Federal Complaints seek compensatory damages and punitive damages.  The North Carolina Federal Complaints allege causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seek both compensatory and punitive damages. The Oregon Federal Complaint asserts strict liability claims for defective design, defective manufacture, and failure to warn, and seeks compensatory damages.  The Ohio Federal Complaint asserts strict liability claims for defective manufacturing, inadequate warning, nonconformance with representations, and also alleges loss of consortium and seeks compensatory damages. The Kentucky Complaints assert strict liability claims based on manufacturing defect, design defect, failure to warn, negligence, breach of implied warranty, breach of express warranty, and seek recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages. The Louisiana Federal Complaint asserts claims of violation of the Louisiana products liability act, negligence and gross negligence, breach of implied warranty, and breach of express warranty and seeks recovery for medical monitoring. The Illinois Complaints contain claims of strict liability, defective design and manufacturing, breach of express warranty, breach of implied warranty and negligence and seek compensatory damages. The Pennsylvania Federal Complaint asserts claims for strict liability, negligence, breach of implied warranty, and breach of express warranty, as well as claims under the Wrongful Death Act and the Survival Act, and seeks compensatory and punitive damages. The Virginia Federal Complaint asserts causes of action for negligent failure to warn, negligence, breach of implied warranty, and breach of express warranty and seeks recovery for medical monitoring, compensatory damages and punitive damages. The California Federal Complaint advances claims of strict liability (defective design and manufacture), negligence and breach of implied warranty and seeks compensatory damages and recovery for medical monitoring. The Arizona Federal Complaint asserts strict product liability claims for defective design, manufacture, and failure to warn, negligence, breach of implied warranty and breach of express warranty and seeks recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages.

The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Elutia’s liability in 29 of the cases was settled for a total cash outlay of approximately $9.1 million. For the remaining 80 cases for which settlements have not been reached, the Company estimated a probable loss related to each case and has recorded a liability at an estimated amount of $15.6 million at March 31, 2024, which is recorded as Contingent liability for FiberCel litigation in the accompanying condensed consolidated balance sheets. In order to reasonably estimate the liability for the unsettled FiberCel Litigation cases, the Company, along with outside legal counsel, has assessed a variety of factors, including (i) the extent of the injuries incurred, (ii) recent experience on the settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the FiberCel Litigation. While the Company believes its estimated liability to be reasonable, the actual loss amounts are highly variable and are dependent upon the relevant facts and case by case resolutions. As more information is learned about asserted claims and potential future trends, adjustments may be made to this Contingent Liability for FiberCel Litigation as appropriate. Management believes that it is reasonably possible that the Company could incur liabilities in excess of amounts accrued and the ultimate liability could be material to the Company’s financial position, results of operations and cash flows in the period recognized. The Company, however, is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.

Defense costs are recognized in the accompanying condensed consolidated statements of operations as incurred.

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation product liability losses as well as legal defense costs. Additionally, the Company has various potential indemnity and/or contribution rights against third party sources with respect to certain product liability losses. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables at March 31, 2024 totaled $1.8 million and are recorded as Receivables of Litigation Costs in the accompanying condensed consolidated balance sheets.

The indemnity and contribution receivables amount at March 31, 2024 represents amounts that are not believed to be subject to any current dispute. At March 31, 2024, the Company continues to pursue up to $3.8 million or more in additional amounts in respect of such indemnity and contribution claims and as such, has not been reflected as part of this receivable. The Company will vigorously pursue its position with respect to this amount.

Viable Bone Matrix Recall

In July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date (the “VBM Recall”). Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. At present, four lawsuits have been filed, and 15 claims have been asserted as a result of the VBM Recall.

Management has determined that there is a reasonably possible likelihood of material claims due to the VBM Recall, but does not believe that an estimate of the loss or range of loss can be made. This is mainly due to the early stages of the lawsuits and claims and the lack of receipt by the Company of the medical records needed to assess any possible loss. Consequently, management has determined that a probable liability does not exist as of March 31, 2024.  While unknown at this time, possible losses in connection with the VBM Recall could have a material effect on the Company’s financial position and results of operations. Consistent with the FiberCel Litigation above, the Company has purchased insurance coverage that, subject to common contract exclusions, provide coverage for the possible claims associated with the VBM Recall as well as legal defense costs. As of March 31, 2024, the Company has recorded a legal fee liability and related insurance receivable totaling $0.2 million for legal services rendered in defending Elutia in the VBM Recall.

As of both March 31, 2024 and 2023, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation and the VBM Recall.

Note 11. Net Loss Per Share

	Three Months Ended
(in thousands, except share and per share data)	March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(17,994)	$(9,781)
Income (loss) from discontinued operations	$—	$1,807
Net loss	$(17,994)	$(7,974)
Denominator:
Weighted average number of common shares - basic and diluted	23,912,326	16,149,567

Net loss from continuing operations per share - basic and diluted	$(0.75)	$(0.61)
Net income (loss) from discontinued operations per share - basic and diluted	$—	$0.11
Net loss per share - basic and diluted	$(0.75)	$(0.49)

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

	March 31,
	2024	2023
Options to purchase common stock	3,069,647	1,569,869
Restricted stock units	2,525,480	326,859
Class A common stock warrants	187,969	187,969
Common Warrants	10,219,443	—
Prefunded Warrants	241,588	—
Total	16,244,127	2,084,697

Note 12. Segment Information

With the sale of the Orthobiologics Business, the Company now operates in three segments. These segments are based on financial information that is utilized by the Company’s chief operating decision maker to assess performance and allocate resources. The Company determined its operating and reportable segments to be consistent with its major product groupings – Device Protection, Women’s Health and Cardiovascular.

The Company’s net sales disaggregated by segment were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net sales:
Device protection	$2,357	2,350
Women's health	3,567	2,295
Cardiovascular	770	1,747
Total net sales	$6,694	$6,392

The Company’s gross profit disaggregated by segment were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Gross profit:
Device protection	$1,628	$1,796
Women's health	1,567	1,052
Cardiovascular	497	1,375
Gross profit, excluding intangible asset amortization	$3,692	4,223
Intangible asset amortization expense	849	849
Gross profit	$2,843	$3,374

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Gross profit, excluding intangible asset amortization	$3,692	$4,223

Adjustments:
Intangible asset amortization expense	(849)	(849)
Sales and marketing	(3,309)	(4,691)
General and administrative	(5,056)	(3,520)
Research and development	(1,172)	(1,591)
FiberCel litigation costs	(1,785)	(1,911)
Loss from operations	(8,479)	(8,339)
Interest expense	1,313	1,430
Loss on revaluation of warrant liability	9,637	—
Gain on revaluation of revenue interest obligation	(1,443)	—
Loss before provision for income taxes	$(17,986)	$(9,769)

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

CanGaroo is sold through both our internal sales force and independent sales agents and our marketing partner, Boston Scientific. SimpliDerm is sold through both independent sales agents and our distributor, Sientra. In April 2024, it was announced that the assets of Sientra were acquired by Tiger Aesthetics Medical, with whom we are currently in discusssions regarding the continued distribution of SimpliDerm.

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

We process all of our CanGaroo and cardiovascular products at our manufacturing facility in Roswell, Georgia and stock inventory of raw materials, supplies and finished goods at this location. We rely on a single or limited number of suppliers for certain raw materials and supplies. We have a long-term supply agreement with Cook Biotech, the porcine tissue supplier of our raw materials for our CanGaroo and cardiovascular products. In February 2024, it was announced that Cook Biotech was acquired by RTI Surgical. We do not expect the acquisition to affect our supply agreement with Cook Biotech, which we understand will continue as a subsidiary of RTI Surgical.

SimpliDerm has historically been processed by us at our Richmond, California facility; however, that facility was included with the sale of the Orthobiologics Business described below, and SimpliDerm is now being provided to us on a go-forward basis through a long-term supply agreement with the purchaser of the Orthobiologics Business, Berkeley Biologics, LLC.

Discontinued Operations – Sale of Orthobiologics Business

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of our Orthobiologics segment. In the sale, we received approximately $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the three months ended March 31, 2024. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. We recognized a gain of approximately $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023. Should we receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

CanGarooRM Status

As described above, we have developed a version of the CanGaroo Envelope, called CanGarooRM, that combines the envelope with antibiotics.  These antibiotics, rifampin and minocycline, have been shown to reduce the risk of infection following surgical implantation of an electronic device. CanGarooRM will require clearance of an FDA 510(k) submission to be marketed in the United States. We submitted the required 510(k) in April 2022 and, in March 2023, received a Not Substantially Equivalent letter from FDA requiring us to address questions relating to drug testing, primarily a request by FDA to modify an in vitro drug release assay employed as a manufacturing control.  In December 2023, we submitted a

510(k) premarket notification to the FDA for our next-generation DEB product, CanGarooRM. The Company anticipates an approval decision in the second quarter of 2024 and is now preparing for commercial launch. If approved, we anticipate CanGarooRM will be the only drug-eluting biomatrix approved for use with implantable electronic devices, providing both acute and long-term benefits to the patient.

Product Recalls

In June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product formerly manufactured under a contract with Medtronic PLC, which also distributed the product. The recall was issued after learning of postsurgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis. Additionally, in July 2023, we announced a voluntary recall of a single lot of one of our viable bone matrix (“VBM”) products and the market withdrawal of all of our VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after we learned of post-surgical tuberculosis infections in two patients treated with product from a single donor lot of our VBM product. Both of these products were part of our Orthobiologics Business, which we have fully divested as described above. For information about legal proceedings in which we are involved and the possible future financial implications, see Note 10 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three months ended March 31, 2024 and 2023. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. Our device protection products are sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents. Our cardiovascular products are sold domestically through a distribution agreement with LeMaitre Vascular and internationally through commercial partners. Our women’s health products are sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Sientra. In April 2024, it was announced that the assets of Sientra were acquired by Tiger Aesthetics Medical, with whom we are currently in discusssions regarding the continued distribution of SimpliDerm.

Expenses

In recent years, we have incurred significant costs in the operation of our business. We expect that our recurring operating costs will largely stabilize, or increase at modest rates, in the near future through the identification of efficiencies as we grow. We may, however, still experience more significant expense increases to the extent we expand our sales and marketing, product development and clinical and research activities. As a result, we will need to generate significant net sales in order to achieve profitability. Below is a breakdown of our main expense categories and the related expenses incurred in each category:

Cost of Goods Sold

Our cost of goods sold relate to purchased raw materials and the processing and conversion costs of such raw materials consisting primarily of salaries and benefits, supplies, quality control testing and the manufacturing overhead incurred at our processing facilities in Roswell, Georgia and our former Orthobiologics facility in Richmond, California.

The Roswell facility has additional capacity, which if utilized, would further leverage our fixed overhead. Cost of goods sold also includes the amortization of intangibles generated from the CorMatrix Acquisition in 2017.

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our direct sales force, consisting of salaries, commission compensation, fringe benefits, meals and other expenses. Auto and travel costs also contribute to sales and marketing expenses. Outside of our direct sales force, we incur significant expenses relating to commissions to our CanGaroo and SimpliDerm commercial partners and independent sales agents. Additionally, this expense category includes distribution costs as well as market research, trade show attendance, advertising and public relations related to our products, and customer service expenses.

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

FiberCel Litigation Costs

FiberCel litigation costs consist primarily of legal fees and the estimated costs to resolve the outstanding FiberCel litigation cases offset by the estimated and actual amounts recoverable under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024		2023		Change 2023 / 2024
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$6,694	100.0%	$6,392	100.0%	$302	4.7%
Cost of goods sold	3,851	57.5%	3,018	47.2%	833	27.6%
Gross profit	2,843	42.5%	3,374	52.8%	(531)	(15.7)%
Sales and marketing	3,309	49.4%	4,691	73.4%	(1,382)	(29.5)%
General and administrative	5,056	75.5%	3,520	55.1%	1,536	43.6%
Research and development	1,172	17.5%	1,591	24.9%	(419)	(26.3)%
FiberCel litigation costs	1,785	26.7%	1,911	29.9%	(126)	(6.6)%
Total operating expenses	11,322	169.1%	11,713	183.2%	(391)	(3.3)%
Loss from operations	(8,479)	(126.7)%	(8,339)	(130.5)%	(140)	1.7%
Interest expense	1,313	19.6%	1,430	22.4%	(117)	(8.2)%
Loss on revaluation of warrant liability	9,637	144.0%	—	—%	9,637	NM
Gain on revaluation of revenue interest obligation	(1,443)	(21.6)%	—	—%	(1,443)	NM
Loss before provision of income taxes	(17,986)	(268.7)%	(9,769)	(152.8)%	(8,217)	84.1%
Income tax expense	8	0.1%	12	0.2%	(4)	(33.3)%
Net loss from continuing operations	(17,994)	(268.8)%	(9,781)	(153.0)%	(8,213)	84.0%
Discontinued operations	—	—%	1,807	28.3%	(1,807)	(100.0)%
Net loss	$(17,994)	(268.8)%	$(7,974)	(124.7)%	$(10,020)	(125.7)%

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended March 31,
	2024		2023
		% of Net		% of Net	Change 2023 / 2024
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$2,357	35.2%	$2,350	36.8%	$7	0.3%
Women's health	3,567	53.3%	2,295	35.9%	1,272	55.4%
Cardiovascular	770	11.5%	1,747	27.3%	$(977)	(55.9)%
Total Net Sales	$6,694	100.0%	$6,392	100.0%	$302	4.7%

Total net sales increased $0.3 million, or 4.7%, to $6.7 million in the three months ended March 31, 2024 compared to $6.4 million in the three months ended March 31, 2023. Revenues from Device Protection and Women’s Health increased compared to the prior year’s first quarter due to volume growth, and revenues from Cardiovascular decreased due to the commencement in April 2023 of our distribution agreement with LeMaitre Vascular which provides for sales at a contract price versus sales prior to such agreement being made at end-user pricing.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended March 31,
	2024		2023
		Gross		Gross	Change 2023 / 2024
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$729	69.1%	$554	76.4%	$175	31.6%
Women's health	2,000	43.9%	1,243	45.8%	757	60.9%
Cardiovascular	273	64.5%	372	78.7%	(99)	(26.6)%
Cost of goods sold, excluding intangible asset amortization	3,002	55.2%	2,169	66.1%	833	38.4%
Intangible asset amortization expense	849	(12.7)%	849	(13.3)%	—	—%
Total Cost of Goods Sold	$3,851	42.5%	$3,018	52.8%	$833	27.6%

Total cost of goods sold increased $0.8 million to $3.9 million in the three months ended March 31, 2024 compared to $3.0 million in the three months ended March 31, 2023. Gross margin was 42.5% in the three months ended March 31, 2024 compared to 52.8% in the three months ended March 31, 2023. Gross margin, excluding intangible asset amortization, was 55.2% in the three months ended March 31, 2024 compared to 66.1% in the three months ended March 31, 2023. The decline in gross margin was primarily due to the Cardiovascular business which declined due to the commencement of the LeMaitre Vascular distribution agreement described above.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $1.4 million, or 29.5%, to $3.3 million in the three months ended March 31, 2024 compared to $4.7 million in the three months ended March 31, 2023. As a percentage of sales, sales and marketing expenses decreased to 49.4% in the three months ended March 31, 2024 from 73.4% in the three months ended March 31, 2023. The decrease in expense was largely attributable to the previously announced reduction in force which occurred at the end of the first quarter of 2023 and primarily impacted certain members of sales and marketing management.

General and Administrative

G&A expenses increased $1.5 million, or 43.3%, to $5.0 million in the three months ended March 31, 2024 compared to $3.5 million in the three months ended March 31, 2023. As a percentage of net sales, G&A expenses increased to 75.5% in the three months ended March 31, 2024 from 55.1% in the three months ended March 31, 2023. The increase in expense was driven, in large measure, by the non-cash equity compensation grants made in January 2024. See further discussion of such grants in Note 5 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development

R&D expenses decreased to $1.2 million in the three months ended March 31, 2024 compared to $1.6 million in the three months ended March 31, 2023. We continue to focus our R&D efforts primarily on the development of our CanGarooRM Antibacterial Envelope. Such related costs were less in the first quarter of 2024 versus the prior year’s comparable period due to the reduction of efforts needed and expenses incurred as the development progresses toward anticipated completion.

FiberCel Litigation Costs

FiberCel litigation costs decreased to $1.8 million in the three months ended March 31, 2024 compared to $1.9 million in the three months ended March 31, 2023. The decrease in expense was primarily due to the continued evaluation of the contingent FiberCel liability and slightly lower legal defense costs in the current year period. See further discussion in Note 10 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest Expense

Interest expense was approximately $1.3 million in the three months ended March 31, 2024 compared to $1.4 million in the three months ended March 31, 2023. The decrease was primarily due to lower principal outstanding on the SWK debt in the current year period as a result of mandatory repayments in connection with our sale of the Orthobiologics Business in November 2023.

Discontinued Operations

Net income from discontinued operations for the three months ended March 31, 2023 was $1.8 million.  See Notes 1 and 4 to condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2024 and 2023. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2024 and 2023 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended
	March 31,
	2024	2023
Net sales	$6,694	$6,392
Cost of goods sold	3,851	3,018
Gross profit	2,843	3,374
Intangible asset amortization expense	849	849
Gross profit, excluding intangible asset amortization	$3,692	$4,223
Gross margin	42.5%	52.8%
Gross margin, excluding intangible asset amortization	55.2%	66.1%

Seasonality

Historically, we have experienced seasonality, with lower sales in our first and second quarters and higher sales in our fourth quarter, and we expect this trend to continue. We have experienced and may in the future experience, higher sales in the fourth quarter as a result of hospitals in the United States increasing their purchases of our products to coincide with the end of their budget cycles. Satisfaction of patient deductibles throughout the course of the year also results in increased sales later in the year, once patients have paid their annual insurance deductibles in full, which reduces their out-

of-pocket costs. Conversely, our first quarter generally has lower sales than the preceding fourth quarter as patient deductibles are re-established with the new year, which increases their out-of-pocket costs.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of approximately $12.6 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics Business and proceeds from a follow-on offering and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation costs and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of March 31, 2024, our accumulated deficit was $193.6 million.

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

We expect our losses to continue for the foreseeable future and these losses will continue to have an adverse effect on our financial position. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, including our ability to obtain FDA clearance for the next generation of our flagship CanGaroo product, CanGarooRM, and successfully commercialize this product, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

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

Cash Flows for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash used in:
Operating activities	$(2,641)	$(5,166)
Investing activities	(15)	(182)
Financing activities	(4,069)	148
Net decrease in cash	$(6,725)	$(5,200)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $2.6 million compared to $5.2 million for the three months ended March 31, 2023. The year-over-year decrease was primarily due to a lower net loss (excluding non-cash items) as well as the timing of trade payable disbursements.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $0.01 million compared to $0.2 million for the three months ended March 31, 2023. In both periods, the use of cash related to the purchase of property and equipment for our production activities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $4.1 million compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023. The year-over-year net decrease was caused primarily by the repayments totaling $4.6 million in the current year period of our long-term debt and revenue interest obligation offset by the proceeds from Common Warrant and Prefunded Warrant exercises of $1.1 million. No such activity occurred in the 2023 period.

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million was made on the Closing Date with the additional $4 million drawn on December 14, 2022 upon satisfaction of the amended terms enabling such receipt. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date. As of March 31, 2024, we had $22.0 million of indebtedness outstanding under our SWK Loan Facility, with such balance being net of $0.7 million of unamortized discount and deferred financing costs.

Interest Rates

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if we have elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” We may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made (x) until November 15, 2024 if certain conditions, as defined, have not been met, or (y) if such conditions have been satisfied, until November 17, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%.

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility) to the Company’s total gross profit (as defined in the SWK Loan Facility) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. The closing of the sale of the Orthobiologics Business in November 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture of the Orthobiologics Business and the remainder was paid on February 15, 2024 based on mutual agreement between the parties. No such mandatory prepayments were required in the three months ended March 31, 2023.

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

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2024, which amortization may be extended to November 17, 2025 if the Extension Conditions (as defined in the SWK Loan Facility Agreement) have been satisfied. Principal payments during the amortization period will be limited based on revenue-based caps. As of March 31, 2024, quarterly principal payments are scheduled to begin on November 15, 2024, in an amount equal to 5% of the outstanding principal on such principal payment commencement date with the balance paid at maturity.

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

On March 27, 2024, we entered into an amendment to the SWK Loan Facility Agreement, which modified the Minimum Aggregate Revenue covenant under the SWK Facility to provide that as of the last business day of each fiscal quarter of the Company beginning with the first fiscal quarter of 2024, our required Minimum Aggregate Revenue (as defined in the SWK Facility) for the trailing twelve-month period must be equal to or greater than $20.0 million.

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Elutia. As of March 31, 2024, we were in compliance with the financial covenants and all other covenants.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of March 31, 2024, we had $22.0 million of indebtedness outstanding, consisting of  $22.7 million outstanding under our SWK  Loan Facility, net of  $0.7 million of unamortized discount and deferred financing costs. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to a long-term obligation to Ligand (the “Revenue Interest Obligation”). The Revenue Interest Obligation, as amended in January 2024, requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, through May 31, 2027, subject to annual minimum payments of $4.4 million.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;

●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or the damages payable in connection with the FiberCel Litigation and any future litigation that we may be subject to (to the extent above the applicable insurance coverage);
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses in the future, although we may currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above from any pandemic, epidemic or outbreak of infectious disease.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the three months ended March 31, 2024, there were no material changes to those previously disclosed other than those outlined in Note 2, “Summary of Significant Accounting Policies.”

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at March 31, 2024 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of March 31, 2024, our cash was maintained with three financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For information about legal proceedings in which we are involved, see Note 10 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 1 to Royalty Agreement with Ligand Pharmaceuticals Incorporated	8-K	001-39577	10.1	1/12/2024

10.2	Form of Amendment to Stock Option Agreements, dated January 31, 2024, between the Company and C. Randal Mills, Ph.D.	8-K	001-39577	10.1	2/2/2024	†

10.3	Form of Amendment to Restricted Stock Unit Agreements, dated January 31, 2024, between the Company and C. Randal Mills, Ph.D.	8-K	001-39577	10.2	2/2/2024	†

10.4	Form of Stock Option Agreement under the Elutia Inc. Amended and Restated 2020 Incentive Award Plan.	8-K	001-39577	10.3	2/2/2024	†

10.5	Form of Restricted Stock Unit Agreement under the Elutia Inc. Amended and Restated 2020 Incentive Award Plan.	8-K	001-39577	10.4	2/2/2024	†

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ELUTIA INC.

Date: May 13, 2024	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2024	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)