Form 10-Q
period 2024-09-30
ELUTIA INC.
filed 2024-11-14
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024, there were 30,248,692 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding the potential payment of post-closing earnout payments from the sale of our Orthobiologics Business to Berkeley Biologics, LLC (“Berkeley”); our anticipated expansion of our product development and research activities; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and viable bone matrix (“VBM”) and expectations regarding the litigation matter with Medtronic Sofamor Danek USA, Inc. (“Medtronic”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position; and our expectations and plans regarding pursuit of any strategic transactions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

●	our ability to successfully commercialize, market and sell our newly approved EluPro® antibacterial envelope device;

●	our ability to continue as a going concern;

●	our ability to achieve or sustain profitability;

●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;

●	our ability to defend against the various lawsuits related to FiberCel and VBM and avoid a material adverse financial consequence;

●	the continued and future acceptance of our products by the medical community;

●	our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;

•	our dependence on our commercial partners and independent sales agents to generate a substantial portion of our net sales;

•	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases are exclusive suppliers for products essential to our business;

●	our ability to successfully realize the anticipated benefits of the sale of our Orthobiologics Business;

•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;

●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability;

●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates; and

●	our ability to obtain, maintain and adequately protect our intellectual property rights.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,741	$19,276
Accounts receivable, net	2,931	3,263
Inventory	3,633	3,853
Receivables of litigation costs	4,582	2,696
Prepaid expenses and other current assets	431	2,165
Total current assets	37,318	31,253

Property and equipment, net	693	172
Intangible assets, net	9,123	11,671
Operating lease right-of-use assets and other	1,273	332
Total assets	$48,407	$43,428

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$5,073	$3,191
Accrued expenses	5,425	9,485
Current portion of long-term debt	—	3,321
Current portion of revenue interest obligation	4,400	11,741
Contingent liability for legal proceedings	24,289	15,024
Current operating lease liabilities	491	275
Total current liabilities	39,678	43,037

Long-term debt	22,641	20,356
Long-term revenue interest obligation	6,244	5,360
Warrant liability	18,527	12,760
Other long-term liabilities	1,555	515
Total liabilities	88,645	82,028

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023, and 30,248,692 and 18,884,196 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	30	19
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of September 30, 2024 and December 31, 2023 and 4,313,406 issued and outstanding as of September 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	180,260	137,021
Accumulated deficit	(220,532)	(175,644)
Total stockholders’ deficit	(40,238)	(38,600)
Total liabilities and stockholders' deficit	$48,407	$43,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$5,922	$6,127	$18,907	$18,870
Cost of goods sold	3,181	3,286	10,524	9,943
Gross profit	2,741	2,841	8,383	8,927
Sales and marketing	2,989	2,802	9,628	10,514
General and administrative	4,521	2,757	14,266	10,137
Research and development	778	557	2,951	3,016
Litigation costs, net	4,683	4,096	8,757	7,278
Total operating expenses	12,971	10,212	35,602	30,945
Loss from operations	(10,230)	(7,371)	(27,219)	(22,018)
Interest expense, net	1,129	1,448	3,709	4,285
(Gain) loss on revaluation of warrant liability	(12,653)	(1,070)	15,321	(1,070)
Other expense (income), net	—	758	(1,186)	758
Income (loss) before provision for income taxes	1,294	(8,507)	(45,063)	(25,991)
Income tax expense	8	12	5	36
Net income (loss) from continuing operations	1,286	(8,519)	(45,068)	(26,027)
Income (loss) from discontinued operations	—	(1,228)	180	(2,315)
Net income (loss)	1,286	(9,747)	(44,888)	(28,342)
Less: Undistributed net income to participating securities	(219)	—	—	—
Net income (loss) attributable to common stockholders	1,067	(9,747)	(44,888)	(28,342)
Less: dilutive gain on revaluation of warrant liability, net of addback for undistributed net income to participating securities	(12,822)	—	—	—
Net loss attributable to common stockholders for diluted earnings per share	$(11,755)	$(9,747)	$(44,888)	$(28,342)

Net income (loss) attributable to common stockholders from continuing operations per share - basic	$0.03	$(0.50)	$(1.66)	$(1.58)
Net loss per share attributable to common stockholders from continuing operations per share - diluted	$(0.33)	$(0.50)	$(1.66)	$(1.58)
Net income (loss) attributable to common stockholders from discontinued operations per share - basic and diluted	$—	$(0.07)	$0.01	$(0.14)
Net income (loss) attributable to common stockholders per share - basic	$0.03	$(0.57)	$(1.65)	$(1.72)
Net loss attributable to common stockholders per share - diluted	$(0.33)	$(0.57)	$(1.65)	$(1.72)

Weighted average common shares outstanding - basic	32,520,134	17,017,610	27,132,216	16,464,262
Weighted average common shares outstanding - diluted	35,520,938	17,017,610	27,132,216	16,464,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2024	23,963,101	$24	4,313,406	$4	$157,452	$(221,818)	$(64,338)
Exercise of stock options	1,960	—	—	—	7	—	7
Exercise of Common Warrants	5,771,655	5	—	—	21,630	—	21,635
Issuance of common stock under Employee Stock Purchase Plan	31,199	—	—	—	85	—	85
Vesting of restricted stock units, net of shares withheld and taxes paid	480,777	1	—	—	(689)		(688)
Stock-based compensation	—	—	—	—	1,775	—	1,775
Net income	—	—	—	—	—	1,286	1,286
Balance, September 30, 2024	30,248,692	$30	4,313,406	$4	$180,260	$(220,532)	$(40,238)

Balance, June 30, 2023	11,936,441	$12	4,313,406	$4	$134,439	$(156,583)	$(22,128)
Issuance of common stock in connection with private placement, net of issuance costs of $0.2 million	6,852,811	7	—	—	1,708	—	1,715
Issuance of common stock under Employee Stock Purchase Plan	63,628	—	—	—	72	—	72
Vesting of restricted stock units	50	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	615	—	615
Net loss	—	—	—	—	—	(9,747)	(9,747)
Balance, September 30, 2023	18,852,930	$19	4,313,406	$4	$136,834	$(166,330)	$(29,473)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.1 million	3,175,000	3	—	—	9,669	—	9,672
Exercise of stock options	1,960	—	—	—	7	—	7
Exercise of Common Warrants and Prefunded Warrants	7,399,144	7	—	—	27,736	—	27,743
Issuance of common stock under Employee Stock Purchase Plan	96,658	—	—	—	155	—	155
Vesting of restricted stock units, net of shares withheld and taxes paid	691,734	1	—	—	(1,011)	—	(1,010)
Stock-based compensation	—	—	—	—	6,683	—	6,683
Net loss	—	—	—	—	—	(44,888)	(44,888)
Balance, September 30, 2024	30,248,692	$30	4,313,406	$4	$180,260	$(220,532)	$(40,238)

Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)
Issuance of common stock in connection with private placement, net of issuance costs of $0.2 million	6,852,811	7	—	—	1,708	—	1,715
Issuance of common stock under Employee Stock Purchase Plan	104,905	—	—	—	219	—	219
Vesting of restricted stock units, net of shares withheld and taxes paid	71,769	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	1,987	—	1,987
Net loss	—	—	—	—	—	(28,342)	(28,342)
Balance, September 30, 2023	18,852,930	$19	4,313,406	$4	$136,834	$(166,330)	$(29,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Net loss	$(44,888)	$(28,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,588	2,854
Gain on sale of Orthobiologics Business	(180)	—
(Gain) loss on revaluation of warrant liability	15,321	(1,070)
Gain on revaluation of revenue interest obligation	(1,443)	—
Amortization of deferred financing costs and debt discount	162	161
Interest expense recorded as additional revenue interest obligation and long-term debt	2,086	2,473
Stock-based compensation	6,683	1,987
Bad debt expense	251	590
Losses associated with viable bone matrix recall and market withdrawal	—	1,984
Changes in operating assets and liabilities:
Accounts receivable	81	1,045
Inventory	220	(2,490)
Receivables of litigation costs	(1,886)	6,361
Prepaid expenses and other	2,171	1,609
Accounts payable and accrued expenses and payables to tissue suppliers	(984)	1,513
Contingent liability for legal proceedings	9,265	(1,658)
Other liabilities	153	305
Net cash used in operating activities	(10,400)	(12,678)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	180	—
Expenditures for property, plant and equipment	(560)	(329)
Net cash used in investing activities	(380)	(329)
FINANCING ACTIVITIES:
Proceeds from private placement and warrants, net of offering costs of $0.2 million	12,390	10,335
Repayments of long-term debt	(2,000)	—
Proceeds from exercises of Common Warrants and Prefunded Warrants	15,725	—
Payments on revenue interest obligation	(6,300)	—
Repayments of insurance premium financings	(1,721)	—
Payments for taxes upon vesting of restricted stock units	(1,011)	(19)
Proceeds from stock option exercises and issuance of common stock under ESPP	162	219
Net cash provided by financing activities	17,245	10,535

Net increase (decrease) in cash and cash equivalents	6,465	(2,472)

Cash and cash equivalents, beginning of period	19,276	16,989
Cash and cash equivalents, end of period	$25,741	$14,517

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$4,421	$1,696
Fair value of warrants issued	$2,464	$—
Operating lease right-of-use asset extensions executed	$1,379	$—
Conversion of Common Warrants and Prefunded Warrants to common stock	$17,576	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Description of Business

Elutia Inc. (together with its consolidated subsidiaries, "Elutia” or the “Company”) is a commercial-stage company leveraging its unique understanding of biologics combined with local drug delivery to improve the interaction between implanted medical devices and patients by reducing complications associated with these surgeries. The Company has developed a portfolio of products using both human and porcine tissue that are designed to be as close to natural biological material as possible. Elutia’s portfolio of products spans the Device Protection, Women’s Health and Cardiovascular markets. These products are primarily sold to healthcare providers or commercial partners.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2023. The financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the nine months ended September 30, 2024. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 10, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against the Company. The Company is aware of certain indemnity-related claims raised, including a claim from a former supplier alleging breach of contract. Based on the Company’s ongoing assessment of these claims, along with the remaining indemnity holdback of $1.5 million, the Company does not consider a loss to be probable or estimable as of September 30, 2024. Should the Company receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts. See Note 4 for further discussion of the sale of the Orthobiologics Business and the presentation of such business as discontinued operations for the three and nine months ended September 30, 2023. Unless indicated otherwise, the information in the notes to condensed consolidated financial statements for the three and nine months ended September 30, 2023 relates to continuing operations.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. For the nine months ended September 30, 2024, the Company incurred a net loss of $44.9 million, and as of September 30, 2024, the Company had an accumulated deficit of $220.5 million. In addition, during the nine months ended September 30, 2024, the Company used $10.4 million of cash in operating activities and expects to continue to incur cash outflows during the remainder of 2024. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Furthermore, even if the Company does achieve profitability, it may not be able to sustain or increase profitability on an ongoing basis, or, in general, be able to satisfy its obligations, including those related to the FiberCel Litigation and VBM Litigation described in Note 10, when they become due.

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

Net Income (Loss) per Share Attributable to Common Stockholders

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

Basic net income per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include common and prefunded warrants. Net loss is not allocated to participating securities as they do not have an obligation to fund losses. For purposes of the diluted net income per share attributable to common stockholders calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. See Note 11 for further discussion of net income per share attributable to common stockholders.

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

During the nine months ended September 30, 2024, the Company entered into lease extensions in Silver Spring, Maryland and Roswell, Georgia and entered into a new lease in San Diego, California, which, upon execution, collectively resulted in operating lease right-of-use assets and liabilities of $1.4 million. Such new leases will result in future cash obligations of $0.2 million for the three months ended December 31, 2024 and $0.6 million, $0.7 million and $0.1 million for the years ended December 31, 2025, 2026 and 2027, respectively.

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and nine months ended September 30, 2024 or 2023.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement and June 2024 registered direct offering (see Note 9) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other expense (income), net in the condensed consolidated statements of operations. The Company estimates the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Company’s cash balances with individual institutions may at times exceed the federally insured limits.

There were two customers that represented 15% and 10%, respectively, of the Company’s net sales for the nine months ended September 30, 2024 and 15% and 8% of the Company’s net sales for the three months ended September 30, 2024. Additionally, there was one customer that represented 14% of the Company’s accounts receivable as of September 30, 2024.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and nine months ended September 30, 2024 and 2023, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the condensed consolidated financial statements and are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any material effects on its financial condition, results of operations or cash flows and upon adoption expects that any impact would be limited to additional segment expense disclosures in the footnotes to the Company’s consolidated financial statements. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

Note 4. Sale of Orthobiologics Business

As described in Note 2, on November 8, 2023, the Company completed the sale of its Orthobiologics Business. Accordingly, the Orthobiologics Business is reported as discontinued operations in accordance with ASC 205-20 - Discontinued Operations and the amounts for the three and nine months ended September 30, 2023 have been recast to conform to this discontinued operations presentation.

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. The following table shows the financial results of the discontinued operations for the three and nine months ended September 30, 2023. Additionally, a gain of $0.2 million was recognized in the second quarter of 2024 related to the final working capital adjustment received from Berkeley.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Net sales	$2,291	$12,894
Cost of goods sold	1,839	11,218
Gross profit	452	1,676
Sales and marketing	374	1,636
General and administrative	927	1,231
Research and development	262	776
Total operating expenses	1,563	3,643
Interest expense	117	348
Net income	$(1,228)	$(2,315)

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2023 are comprised of the following:

Nine Months Ended
September 30,
2023
Significant operating non-cash reconciliation items
Depreciation	$213
Stock-based compensation	115
Changes in operating assets and liabilities:
Accounts receivable	745
Inventory	1,757
Prepaid expenses and other	(326)
Accounts payable and accrued expenses and other current liabilities	(920)
Obligations to tissue suppliers	(857)

Significant investing items
Expenditures for property, plant and equipment	287

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of September 30, 2024, the Company had 389,075 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a period of either three or four years from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the nine months ended September 30, 2024 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2023	1,501,193	$8.37	7.8	$-
Granted	1,790,654	$3.59
Exercised	(1,960)	$3.61
Forfeited	(59,433)	$10.21
Outstanding, September 30, 2024	3,230,454	$5.23	7.5	$621
Vested and exercisable, September 30, 2024	1,644,088	$5.87	6.1	$353

The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $2.38. As of September 30, 2024, there was approximately $3.8 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.0 years.

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

The following weighted-average assumptions were used to determine the fair value of time-based options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Expected term (years)	5.9	6.0
Risk-free interest rate	3.3%	3.9%
Volatility factor	100.9%	63.8%
Dividend yield	—	—

During the nine months ended September 30, 2024, the Company granted 397,640 options that vested on a defined date following the U.S. Food and Drug Administration’s (“FDA”) clearance of the Company’s EluPro product (referred to as CanGarooRM during development) product. With the FDA’s approval of EluPro in June 2024, such vesting occurred in August 2024. Consistent with the above, these performance vesting options were valued using the Black-Scholes model. During the nine months ended September 30, 2024, the Company also granted 162,500 stock options that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of September 30, 2024, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the nine months ended September 30, 2024 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2023	335,608	$3.64
Granted	2,327,500	$3.58
Vested	(1,004,270)	$3.70
Forfeited	(118,214)	$3.04
Unvested, September 30, 2024	1,540,624	$3.55

The total fair value of the RSUs granted during the nine months ended September 30, 2024 was $8.3 million. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of September 30, 2024, $4.9 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 2.2 years.

During the nine months ended September 30, 2024, the Company granted 560,625 RSUs that vested on a defined date following the FDA’s clearance of the Company’s EluPro product. With the FDA’s approval of EluPro in June 2024, such vesting occurred in August 2024. These performance vesting RSUs were valued using the fair value of the Company’s Class A common stock on the date of grant. The Company has also granted 162,500 RSUs that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of September 30, 2024, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of September 30, 2024, the total shares of Class A common stock authorized for issuance under the ESPP was 774,341, of which 471,126 remained available for future issuance. During the three and nine months ended September 30, 2024, shares of Class A common stock totaling 31,199 and 96,658, respectively were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2024 and 2023 was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales and marketing	$355	164	1,288	466
General and administrative	1,219	373	4,421	1,264
Research and development	210	15	819	102
Cost of goods sold	(9)	14	155	40
Total stock-based compensation expense	$1,775	$566	$6,683	$1,872

Note 6. Inventory

Inventory was comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$555	$242
Work in process	758	286
Finished goods	2,320	3,325
Total	$3,633	$3,853

Note 7. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, and an additional $4 million was made on December 14, 2022. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility, as amended in September 2024, starts in November 2025. Principal payments during the amortization period will be limited based on revenue-based caps, although as of September 30, 2024, no such caps are applicable and quarterly principal payments will be in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity. The SWK Loan Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of September 30, 2024, Elutia was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (“SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made until November 15, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500. The weighted average interest rate on the SWK Loan Facility was 13.5% for the three months ended September 30, 2024 and 2023 and 13.5% and 13.1% for the nine months ended September 30, 2024 and 2023, respectively.

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

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. The closing of the divestiture of the Orthobiologics Business in November 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture in 2023 and the remainder was paid in February 2024 based on mutual agreement between the parties.

As noted above, the Company executed an amendment to the SWK Loan Facility in September 2024 which, among other items, served to defer the commencement of principal repayment from November 2024 to November 2025.

Long-term debt was comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term Loan Facility, net of unamortized discount and deferred financing costs	$22,641	$23,677
Current Portion	—	(3,321)
Long-Term Debt	$22,641	$20,356

The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of September 30, 2024 and December 31, 2023.

Note 8. Revenue Interest Obligation

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property (the “CorMatrix Acquisition”). As part of the CorMatrix Acquisition, the Company assumed a restructured, long-term obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals Incorporated (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Revenue Interest Obligation required Elutia to pay Ligand 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as the recently-approved EluPro. Furthermore, a $5.0 million payment would be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

On January 10, 2024, the Company entered into an amendment to the Revenue Interest Obligation (the “Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, the parties modified and restructured the Revenue Interest Obligation by revising the annual minimum payments for 2024 and each subsequent fiscal year during the term of the agreement from $2.75 million to $4.4 million. Such minimums are payable quarterly within 30 days after each quarter-end date. Additionally, the Company made payments totaling $3.0 million (50% paid in January 2024 and 50% paid in April 2024) in satisfaction of all royalty obligations for the first three fiscal quarters of 2023 and made a payment in February 2024 of $1.1 million in satisfaction of the royalty obligations for the fourth quarter of 2023. Furthermore, as part of the Amended Revenue Interest Obligation, Ligand waived the Company’s obligation to make the $5.0 million milestone payment that became due to Ligand in the second quarter of 2023. Total payments to Ligand during the nine months ended September 30, 2024 were $6.3 million comprised of the aforementioned 2023 amounts due and 2024 quarterly minimum payments of $2.2 million.

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the nine months ended September 30, 2024. The resulting gain was recognized as other income in the accompanying condensed consolidated statement of operations.  Interest expense related to the Revenue Interest Obligation of approximately $0.4 million and $0.6 million was recorded for the three months ended September 30, 2024 and 2023, respectively and approximately $1.3 million and $1.6 million was recorded for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the short-term portion of the Amended Revenue Interest Obligation is comprised of the newly established annual minimum payments of $4.4 million. As of December 31, 2023, the short-term portion of the Initial Revenue Interest Obligation is comprised of (i) the 2023 and 2024 minimum payments, (ii) the first $5.0 million sales milestone payment noted above and (iii) the unpaid portion of the 2022 minimum payments.

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

Private Placement of Common Stock and Warrants

On September 21, 2023, the Company sold, in a private offering (“Private Offering”) an aggregate of (i) 6,852,811 units (“Common Units”) each comprised of (a) one share of the Company’s Class A common stock and (b) a warrant (“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“2023 Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant was exercisable until July 31, 2024, the date which was 30 trading days after the clearance by the FDA of the Company’s EluPro product, at an exercise price per share of $1.4275. As discussed below, all Common Warrants were exercised before they expired. Each 2023 Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to the Company). The Company incurred transaction fees, including commissions and legal fees, of approximately $1.1 million in connection with the Private Offering, of which $0.4 million ($0.2 million as of September 30, 2023) were allocated to the issuance of the common stock.

See below for discussion of the accounting for the warrants and the allocation of the remainder of the transaction fees from both the Registered Offering and Private Offering.

Warrant Liabilities

The Company has concluded that the 2024 Prefunded Warrants from the Registered Offering and the Common Warrants and the 2023 Prefunded Warrants from the Private Offering do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model.

As a result, with respect to the 2024 Prefunded Warrants, the Company allocated $2.5 million of the gross proceeds from the Registered Offering to such warrants based on their fair value. Similarly, with respect to the Common Warrants and 2023 Prefunded Warrants, the Company allocated $8.6 million of the gross proceeds from the Private Offering to such warrants based on their fair value. Additionally, the Company allocated a portion of the transaction fees from both the Registered Offering and the Private Offering to the respective warrants and recognized the expense within other expense (income), net. Such expenses totaled $0.3 million during the nine months ended September 30, 2024, and $0.8 million during the three and nine months ended September 30, 2023. No such expenses were incurred in the three months ended September 30, 2024.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date yielding exercise proceeds of $13.8 million in July 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. The liability associated with the 2024 Prefunded Warrants, Common Warrants and 2023 Prefunded Warrants is recorded as warrant liability in the accompanying condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023. A summary of the warrant activity for the nine months ended September 30, 2024 is as follows:

	Common Warrants	2023 Prefunded Warrants	2024 Prefunded Warrants
Outstanding, December 31, 2023	11,033,804	503,058	—
Issued	-	—	725,000
Conversions of Common Warrants to 2023 Prefunded Warrants	(3,896,130)	3,896,130	—
Exercised	(7,137,674)	(261,470)	—
Outstanding, September 30, 2024	—	4,137,718	725,000

The valuation of the warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the nine months ended September 30, 2024 (in thousands):

	Common Warrants	2023 Prefunded Warrants	2024 Prefunded Warrants	Total Offering Warrants
Warrant liability, December 31, 2023	$11,670	$1,090	$-	$12,760
Fair value upon issuance	-	-	2,464	2,464
Loss on revaluation of warrant liability	13,740	1,282	299	15,321
Conversions of Common Warrants to 2023 Prefunded Warrants	(8,898)	14,456	-	5,558
Exercised	(16,512)	(1,064)	-	(17,576)
Warrant liability, September 30, 2024	$-	$15,764	$2,763	$18,527

The fair value adjustments, which include a $12.7 million gain recognized during the three months ended September 30, 2024, were driven mainly by changes in the Company’s stock price since December 31, 2023 and have been recorded as (gain) loss on revaluation of warrant liability in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

The Company had previously calculated the fair value of the Common Warrants using the Black-Scholes option pricing model with the following inputs as of December 31, 2023:

December 31,
2023
Common stock price	$ 2.16
Expected term (years)	0.7
Risk-free interest rate	5.1%
Volatility factor	107.3%
Dividend yield	—%

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

Note 10. Commitments and Contingencies

Cook Biotech License and Supply Agreements

Elutia has entered into a license agreement with Cook Biotech (“Cook”), now owned by RTI Surgical, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook (the “Cook License Agreement”). The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid to Cook during the three and nine months ended September 30, 2024 or 2023. Elutia has also entered into an amendment to the Cook License Agreement (the “Cook Amendment”) in order to add fields of exclusive use. Specifically, the Cook Amendment provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices. The Cook Amendment includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined in the Cook Amendment, occurs within Elutia. The Company, in its sole discretion, can terminate the Cook License Agreement at any time.

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

FiberCel Litigation

As previously disclosed, in June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix (“FiberCel”). Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of September 30, 2024, there were 79 active lawsuits or claims against the Company, including 26 lawsuits or claims where settlements have been reached but not yet been paid by quarter-end. The lawsuits, which have been filed against Elutia, certain Medtronic entities, and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such lawsuits were filed in various U.S. federal courts and in state courts in Indiana, Delaware, Florida, Maryland and Ohio. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

As also previously disclosed, in July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date (the “VBM Recall”). As of September 30, 2024, there were 15 active lawsuits or claims filed or asserted against the Company. The lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. Such lawsuits were filed in various U.S. federal courts and in the California state court. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “VBM Litigation.”

Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company’s complaint alleges breach of the 2019 Tissue Product Supply Agreement (the “Supply Agreement”) between the Company and Medtronic.  In particular, the complaint alleges that Medtronic did not honor its contractual obligations to obtain insurance coverage and to defend and indemnify the Company for over 100 lawsuits against the Company alleging claims arising from the use of FiberCel products distributed by Medtronic.  The complaint does not specify the amount of damages owed by Medtronic for these breaches.  On July 31, 2024, Medtronic responded to the complaint by denying Elutia’s claims and asserting a single counterclaim alleging that Elutia breached certain representations and warranties under the Supply Agreement and owes ongoing indemnity obligations to Medtronic. The counterclaim does not specify the amount of any alleged damages. On October 15, 2024, Medtronic filed a motion to dismiss Elutia’s claims, and a hearing is set for January 9, 2025. Given the early stages of this matter and the Company’s intention to vigorously defend this counterclaim, we do not consider a loss to be probable or estimable at this time.

Contingent Liability for Legal Proceedings

FiberCel Litigation

.

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Elutia’s liability in 31 of the cases has been settled for a total cash outlay of $9.6 million. For the remaining 79 cases, the Company estimated a probable loss related to each case and has recorded a liability at a total estimated amount of $20.4 million at September 30, 2024, which is recorded as Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets. Such liability includes $10.5 million for which the settlements have been reached but have not yet been paid.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, Elutia’s liability in nine of the cases has been settled for a total cash outlay of approximately $1.0 million. For the remaining 26 cases, which includes unasserted claims that the Company believes are probable of assertion, the Company estimated a probable loss at an estimated amount of $3.9 million at September 30, 2024, which is recorded as Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets. The expense related to this estimate was recorded within Litigation costs, net in the accompanying condensed consolidated statement of operations, with the entirety of such expense offset by the insurance received or receivable as further described below.

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

Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. Additionally, the Company has various potential indemnity and/or contribution rights against third party sources with respect to certain product liability losses. When settlements are reached and/or amounts are recorded in the related Contingent Liability for Legal Proceedings, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables at September 30, 2024 totaled $4.6 million, with $0.4 million relating to the FiberCel Litigation and $4.2 million related to the VBM Litigation, respectively and are recorded as Receivables of Litigation Costs in the accompanying condensed consolidated balance sheets.

The Company had been pursuing additional recovery amounts in respect of indemnity and contribution claims with certain insurance providers. During the three months ended September 30, 2024, the Company resolved these matters through a settlement entered into in September 2024. The settlement totaled $1.6 million, with such recovery being recognized during the three months ended September 30, 2024 and recorded within Litigation costs, net in the accompanying condensed consolidated statement of operations.

As of both September 30, 2024 and 2023, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation and Medtronic matter.

Note 11. Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations	$1,286	$(8,519)	$(45,068)	$(26,027)
Less: Undistributed net income to participating securities	(219)	—	—	—
Net income (loss) from continuing operations attributable to common stockholders	1,067	(8,519)	(45,068)	(26,027)
Income (loss) attributable to common stockholders from discontinued operations	—	(1,228)	180	(2,315)
Net income (loss) attributable to common stockholders	1,067	(9,747)	(44,888)	(28,342)
Less: dilutive gain on revaluation of warrant liability, net of addback for undistributed net income to participating securities	(12,822)	—	—	—
Net loss attributable to common stockholders for diluted earnings per share	$(11,755)	$(9,747)	$(44,888)	$(28,342)

Denominator:
Weighted average number of common shares - basic	32,520,134	17,017,610	27,132,216	16,464,262
Effect of dilutive common and prefunded warrants	3,000,804	—	—	—
Weighted average number of common shares - diluted	35,520,938	17,017,610	27,132,216	16,464,262

Net income (loss) attributable to common stockholders from continuing operations per share - basic	$0.03	$(0.50)	$(1.66)	$(1.58)
Net loss per share attributable to common stockholders from continuing operations per share - diluted	$(0.33)	$(0.50)	$(1.66)	$(1.58)
Net income (loss) attributable to common stockholders from discontinued operations per share - basic and diluted	$—	$(0.07)	$0.01	$(0.14)
Net income (loss) attributable to common stockholders per share - basic	$0.03	$(0.57)	$(1.65)	$(1.72)
Net loss attributable to common stockholders per share - diluted	$(0.33)	$(0.57)	$(1.65)	$(1.72)

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss, adjusted for gains on the revaluation of warrant liability (see Note 9), by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the exercise of the Common Warrants, 2023 Prefunded Warrants and 2024 Prefunded Warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

Potentially dilutive shares were excluded from the computation of diluted net loss when their effect was antidilutive. The following outstanding common stock equivalents as of the end of their respective periods were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options to purchase common stock	3,230,454	1,648,190	3,230,454	1,648,190
Restricted stock units	1,540,624	369,525	1,540,624	369,525
Class A common stock warrants	187,969	187,969	187,969	187,969
Common Warrants	—	11,033,804	—	11,033,804
2023 Prefunded Warrants	3,896,130	503,058	4,137,718	503,058
2024 Prefunded Warrants	—	—	725,000	—
Total	8,855,177	13,742,546	9,821,765	13,742,546

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

The Company’s net sales disaggregated by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales:
Device protection	$2,260	2,575	$7,256	7,147
Women's health	3,100	2,614	9,238	7,309
Cardiovascular	562	938	2,413	4,414
Total net sales	$5,922	$6,127	$18,907	$18,870

The Company’s gross profit disaggregated by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross profit:
Device protection	$1,529	$1,704	$4,729	$4,998
Women's health	1,739	1,417	4,716	3,376
Cardiovascular	322	569	1,485	3,100
Gross profit, excluding intangible asset amortization	$3,590	3,690	10,930	11,474
Intangible asset amortization expense	849	849	2,547	2,547
Gross profit	$2,741	$2,841	$8,383	$8,927

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross profit, excluding intangible asset amortization	$3,590	$3,690	$10,930	$11,474

Adjustments:
Intangible asset amortization expense	(849)	(849)	(2,547)	(2,547)
Sales and marketing	(2,989)	(2,802)	(9,628)	(10,514)
General and administrative	(4,521)	(2,757)	(14,266)	(10,137)
Research and development	(778)	(557)	(2,951)	(3,016)
Litigation costs, net	(4,683)	(4,096)	(8,757)	(7,278)
Loss from operations	(10,230)	(7,371)	(27,219)	(22,018)
Interest expense, net	1,129	1,448	3,709	4,285
(Gain) loss on revaluation of warrant liability	(12,653)	(1,070)	15,321	(1,070)
Other expense (income), net	—	758	(1,186)	758
Income (loss) before provision for income taxes	$1,294	$(8,507)	$(45,063)	$(25,991)

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

Overview

At Elutia, our mission is to humanize medicine so that patients can thrive without compromise. As a commercial-stage company, we seek to leverage our unique understanding of biologics combined with local drug delivery to improve the interaction between implanted medical devices and patients by reducing complications associated with these surgeries. These complications include infection, device migration, erosion, implant rejection, non-union of implants, fibrosis and scar formation.

We estimate that, over the past two years, more than 700,000 surgical procedures were performed per year in the United States in which the patient was implanted with medical devices such as pacemakers, defibrillators, neuro-stimulators or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar tissue formation, capsular contraction, erosion, migration and implant rejection. These products currently focus on our priority markets – Device Protection and Women’s Health.

Device Protection

In Device Protection, we sell EluPro, a unique bioenvelope designed to secure implanted devices, mitigating complications such as migration and erosion. The bioenvelope features a biomatrix comprised of extracellular matrix (ECM), which supports healthy wound healing and may facilitate re-operative procedures by reducing scar formation and fibrosis. Additionally, EluPro is embedded with the powerful antibiotics rifampin and minocycline, which are gradually released into the surrounding tissue over several weeks post-implantation to provide antimicrobial protection.

EluPro was cleared for marketing by the U.S. Food and Drug Administration (“FDA”) in June 2024 and is indicated for use with implantable electronic devices including cardiac and neurostimulator devices. EluPro is the only drug-eluting biomatrix (“DEB”) offering in the U.S. implantable electronic device protection market, which is comprised of approximately 600,000 procedures per year in the United States. EluPro is currently available on a limited basis in advance of its full commercial launch anticipated for the first quarter of 2025.  Alongside EluPro, we continue to market the CanGaroo bioenvelope, our first generation product, which uses the same biomatrix but does not contain antibiotics.

EluPro and CanGaroo are sold primarily through our internal sales force and independent sales agents. In the nine months ended September 30, 2024, these products generated revenue of $7.3 million. We produce all of our Device Protection and Cardiovascular (see below) products at our manufacturing facility in Roswell, Georgia and stock inventory of raw materials, supplies and finished goods at this location. We rely on a single or limited number of suppliers for certain raw materials and supplies. We have a long-term supply agreement with Cook Biotech (now owned by RTI Surgical), the porcine tissue supplier of our raw materials for our bioenvelope and cardiovascular products.

Women’s Health

In Women’s Health, we have developed both patented and proprietary technologies, culminating in the creation of SimpliDerm—a novel biological matrix that leverages the inherent science of natural healing processes. SimpliDerm’s design uses human acellular dermal matrix (“hADM”) with heightened structural integrity and superior handling capabilities, which may mitigate inflammation and enhance tissue incorporation, leading to a better healing experience as compared to other hADM products. We believe that these acellular dermal matrices represent an ideal choice for tissue repair and reconstruction, finding applications in fields such as breast reconstruction, sports medicine, hernia repair and trauma reconstruction.

SimpliDerm is primarily used in breast reconstruction surgeries, of which approximately 150,000 are performed each year in the United States. SimpliDerm is sold through both independent sales agents and our distributor, Tiger Aesthetics Medical. In the nine months ended September 30, 2024, SimpliDerm generated revenue of $9.2 million.

SimpliDerm has historically been processed by us at our Richmond, California facility; however, that facility was included with the sale of the Orthobiologics Business described below, and SimpliDerm is now being provided to us on a go-forward basis through a long-term supply agreement with the purchaser of the Orthobiologics Business, Berkeley Biologics, LLC. We also intend to develop our own in-house capability for the production of SimpliDerm.

Cardiovascular

We also sell legacy products into the Cardiovascular market. In Cardiovascular, we sell our specialized porcine small intestine submucosa, which is also the biomatrix used to make EluPro and CanGaroo, for use as an intracardiac and vascular patch as well as for pericardial reconstruction. In addition, our TYKE product is designed for use in the neonatal patient population. These cardiovascular products are sold in the United States through an exclusive distribution agreement with LeMaitre Vascular. This agreement also provided LeMaitre with an option to acquire the Cardiovascular product line through March 2026. During the nine months ended September 30, 2024, our Cardiovascular products generated revenue of $2.4 million.

Pipeline Products

With respect to pipeline products, we are pioneering DEBs to help solve problems unaddressed by available options. As described above, EluPro is our first DEB product offering. We also intend to leverage our DEB platform technology by developing and commercializing products for markets with similar unmet needs, including breast reconstruction and neurostimulation.

Discontinued Operations – Sale of Orthobiologics Business

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of our Orthobiologics segment. In the sale, we received approximately $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the nine months ended September 30, 2024. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 10, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against us. Should we receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

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

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. Our device protection products are sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents. Our cardiovascular products are sold domestically through a distribution agreement with LeMaitre Vascular and were previously sold internationally through commercial partners. Our women’s health products are sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Tiger Aesthetics Medical.

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

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024		2023		Change 2023 / 2024
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$5,922	100.0%	$6,127	100.0%	$(205)	(3.3)%
Cost of goods sold	3,181	53.7%	3,286	53.6%	(105)	(3.2)%
Gross profit	2,741	46.3%	2,841	46.4%	(100)	(3.5)%
Sales and marketing	2,989	50.5%	2,802	45.7%	187	6.7%
General and administrative	4,521	76.3%	2,757	45.0%	1,764	64.0%
Research and development	778	13.1%	557	9.1%	221	39.7%
Litigation costs, net	4,683	79.1%	4,096	66.9%	587	14.3%
Total operating expenses	12,971	219.0%	10,212	166.7%	2,759	27.0%
Loss from operations	(10,230)	(172.7)%	(7,371)	(120.3)%	(2,859)	38.8%
Interest expense, net	1,129	19.1%	1,448	23.6%	(319)	(22.0)%
Gain on revaluation of warrant liability	(12,653)	(213.7)%	(1,070)	(17.5)%	(11,583)	NM
Other expense (income), net	—	—%	758	12.4%	(758)	NM
Income (loss) before provision for income taxes	1,294	21.9%	(8,507)	(138.8)%	9,801	(115.2)%
Income tax expense	8	0.1%	12	0.2%	(4)	(33.3)%
Net income (loss) from continuing operations	1,286	21.7%	(8,519)	(139.0)%	9,805	(115.1)%
Discontinued operations	—	—%	(1,228)	(20.0)%	1,228	(100.0)%
Net income (loss)	$1,286	21.7%	$(9,747)	(159.1)%	$11,033	113.2%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended September 30,
	2024		2023
		% of Net		% of Net	Change 2023 / 2024
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$2,260	38.2%	$2,575	42.0%	$(315)	(12.2)%
Women's health	3,100	52.3%	2,614	42.7%	486	18.6%
Cardiovascular	562	9.5%	938	15.3%	$(376)	(40.1)%
Total Net Sales	$5,922	100.0%	$6,127	100.0%	$(205)	(3.3)%

Total net sales decreased $0.2 million, or 3.3%, to $5.9 million in the three months ended September 30, 2024 compared to $6.1 million in the three months ended September 30, 2023. Revenues from Women’s Health increased compared to the prior year’s third quarter due primarily to volume growth; however, such increase was offset by slight volume declines between years in Device Protection and Cardiovascular. As noted above, our new Device Protection product, EluPro, was approved by the FDA in June 2024 and first sold commercially in September 2024. EluPro is currently available to our customers on a limited basis in advance of its full commercial launch in the first quarter of 2025. The decline in Device Protection revenue between years was partially caused by certain of our customers suspending purchases of CanGaroo and waiting to procure EluPro when it becomes more broadly available.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended September 30,
	2024		2023
		Gross		Gross	Change 2023 / 2024
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$731	67.7%	$871	66.2%	$(140)	(16.1)%
Women's health	1,361	56.1%	1,197	54.2%	164	13.7%
Cardiovascular	240	57.3%	369	60.7%	(129)	(35.0)%
Cost of goods sold, excluding intangible asset amortization	2,332	60.6%	2,437	60.2%	(105)	(4.3)%
Intangible asset amortization expense	849	(14.3)%	849	(13.9)%	—	—%
Total Cost of Goods Sold	$3,181	46.3%	$3,286	46.4%	$(105)	(3.2)%

Total cost of goods sold decreased $0.1 million to $3.2 million in the three months ended September 30, 2024 compared to $3.3 million in the three months ended September 30, 2023. Gross margin was 46.3% in the three months ended September 30, 2024 consistent with the 46.4% in the three months ended September 30, 2023. Gross margin, excluding intangible asset amortization, was 60.6% in the three months ended September 30, 2024 compared to 60.2% in the three months ended September 30, 2023.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.2 million, or 6.7%, to $3.0 million in the three months ended September 30, 2024 compared to $2.8 million in the three months ended September 30, 2023. As a percentage of sales, sales and marketing expenses increased to 50.5% in the three months ended September 30, 2024 from 45.7% in the three months ended September 30, 2023. The increase in expense was largely attributable to the non-cash equity compensation grants made in January 2024.

General and Administrative

G&A expenses increased $1.7 million, or 64.0%, to $4.5 million in the three months ended September 30, 2024 compared to $2.8 million in the three months ended September 30, 2023. As a percentage of net sales, G&A expenses increased to 76.3% in the three months ended September 30, 2024 from 45.0% in the three months ended September 30, 2023. The increase in expense was primarily driven by the non-cash equity compensation grants made in January 2024.

Research and Development

R&D expenses increased $0.2 million, or 39.7% to $0.8 million in the three months ended September 30, 2024 compared to $0.6 million in the three months ended September 30, 2023. The increase in expense was largely attributable to the non-cash equity compensation grants made in January 2024. Over the last several years, our R&D efforts have primarily related to activities associated with the development of EluPro. With the FDA approval of EluPro in June 2024, our development efforts are focused on the areas described under the heading "Overview" above.

Litigation Costs, net

Litigation costs, net increased to $4.7 million in the three months ended September 30, 2024 compared to $4.1 million in the three months ended September 30, 2023. The continued evaluation of our contingent liability for legal proceedings resulted in higher expenses in the 2024 period. Such increase was partially offset by our recovery in September

2024 of $1.6 million in connection with the settlement of certain disputed indemnity and contribution amounts related to the FiberCel Litigation. See further discussion in Note 10 to condensed consolidated financial statements.

Interest Expense

Interest expense was approximately $1.1 million in the three months ended September 30, 2024 compared to $1.4 million in the three months ended September 30, 2023. The decrease was primarily due to lower principal outstanding on the SWK debt in the current year period as a result of mandatory repayments in connection with our sale of the Orthobiologics Business in November 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024		2023		Change 2023 / 2024
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$18,907	100.0%	$18,870	100.0%	$37	0.2%
Cost of goods sold	10,524	55.7%	9,943	52.7%	581	5.8%
Gross profit	8,383	44.3%	8,927	47.3%	(544)	(6.1)%
Sales and marketing	9,628	50.9%	10,514	55.7%	(886)	(8.4)%
General and administrative	14,266	75.5%	10,137	53.7%	4,129	40.7%
Research and development	2,951	15.6%	3,016	16.0%	(65)	(2.2)%
Litigation costs, net	8,757	46.3%	7,278	38.6%	1,479	20.3%
Total operating expenses	35,602	188.3%	30,945	164.0%	4,657	15.0%
Loss from operations	(27,219)	(144.0)%	(22,018)	(116.7)%	(5,201)	(23.6)%
Interest expense, net	3,709	19.6%	4,285	22.7%	(576)	(13.4)%
(Gain) loss on revaluation of warrant liability	15,321	81.0%	(1,070)	(5.7)%	16,391	NM
Other expense (income), net	(1,186)	(6.3)%	758	4.0%	(1,944)	NM
Loss before provision of income taxes	(45,063)	(238.3)%	(25,991)	(137.7)%	(19,072)	73.4%
Income tax expense	5	0.0%	36	0.2%	(31)	(86.1)%
Net loss from continuing operations	(45,068)	(238.4)%	(26,027)	(137.9)%	(19,041)	(73.2)%
Discontinued operations	180	1.0%	(2,315)	(12.3)%	2,495	(107.8)%
Net loss	$(44,888)	(237.4)%	$(28,342)	(150.2)%	$(16,546)	(58.4)%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Nine Months Ended September 30,
	2024		2023
		% of Net		% of Net	Change 2023 / 2024
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device protection	$7,256	38.4%	$7,147	37.9%	$109	1.5%
Women's health	9,238	48.9%	7,309	38.7%	1,929	26.4%
Cardiovascular	2,413	12.8%	4,414	23.4%	$(2,001)	(45.3)%
Total Net Sales	$18,907	100.0%	$18,870	100.0%	$37	0.2%

Total net sales were $18.9 million in both the nine months ended September 30, 2024 and 2023. Revenues from Device Protection and Women’s Health increased compared to the prior year period due primarily to volume growth, but such increases were offset by declines in revenues from Cardiovascular due to the commencement in April 2023 of our distribution agreement with LeMaitre Vascular which provides for sales at a contract price versus sales prior to such agreement being made at end-user pricing.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Nine Months Ended September 30,
	2024		2023
		Gross		Gross	Change 2023 / 2024
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device protection	$2,527	65.2%	$2,149	69.9%	$378	17.6%
Women's health	4,522	51.1%	3,933	46.2%	589	15.0%
Cardiovascular	928	61.5%	1,314	70.2%	(386)	(29.4)%
Cost of goods sold, excluding intangible asset amortization	7,977	57.8%	7,396	60.8%	581	7.9%
Intangible asset amortization expense	2,547	(13.5)%	2,547	(13.5)%	—	—%
Total Cost of Goods Sold	$10,524	44.3%	$9,943	47.3%	$581	5.8%

Total cost of goods sold increased $0.6 million to $10.5 million in the nine months ended September 30, 2024 compared to $9.9 million in the nine months ended September 30, 2023. Gross margin was 44.3% in the nine months ended September 30, 2024 compared to 47.3% in the nine months ended September 30, 2023. Gross margin, excluding intangible asset amortization, was 57.8% in the nine months ended September 30, 2024 compared to 60.8% in the nine months ended September 30, 2023. The decline in gross margin was primarily due to the Cardiovascular business which decreased due to the commencement of the LeMaitre Vascular distribution agreement described above.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $0.9 million, or 8.4%, to $9.6 million in the nine months ended September 30, 2024 compared to $10.5 million in the nine months ended September 30, 2023. As a percentage of sales, sales and marketing expenses decreased to 50.9% in the nine months ended September 30, 2024 from 55.7% in the nine months ended September 30, 2023. The decrease in expense was largely attributable to the previously announced reduction in force which occurred at the end of the first quarter of 2023 and primarily impacted certain members of sales and marketing management.

General and Administrative

G&A expenses increased $4.1 million, or 40.7%, to $14.3 million in the nine months ended September 30, 2024 compared to $10.1 million in the nine months ended September 30, 2023. As a percentage of net sales, G&A expenses increased to 75.5% in the nine months ended September 30, 2024 from 53.7% in the nine months ended September 30, 2023. The increase in expense resulted largely from the non-cash equity compensation grants made in January 2024.

Research and Development

R&D expenses were $3.0 million in both the nine months ended September 30, 2024 and 2023. Over the last several years, our R&D efforts have primarily related to activities associated with the development of EluPro (referred to as CanGarooRM during development). With the FDA’s approval of EluPro in June 2024, such related costs were less in the first nine months of 2024 versus the prior year’s comparable period, but such decrease was offset by non-cash equity compensation recognized in the 2024 period. See “Overview” above for discussion of future development projects.

Litigation Costs, net

Litigation costs, net increased to $8.8 million in the nine months ended September 30, 2024 compared to $7.3 million in the nine months ended September 30, 2023. The continued evaluation of our contingent liability for legal proceedings resulted in higher expenses in the 2024 period. Such increase was partially offset by our recovery in September 2024 of $1.6 million in connection with the settlement of certain disputed indemnity and contribution amounts related to the FiberCel Litigation. See further discussion in Note 10 to condensed consolidated financial statements.

Interest Expense

Interest expense was approximately $3.7 million in the nine months ended September 30, 2024 compared to $4.3 million in the nine months ended September 30, 2023. The decrease was primarily due to lower principal outstanding on the SWK debt in the current year period as a result of mandatory repayments in connection with our sale of the Orthobiologics Business in November 2023.

Discontinued Operations

Income from discontinued operations for the nine months ended September 30, 2024 was $0.2 millon and loss from discontinued operations for the nine months ended September 30, 2023 was $2.3 million.  See Notes 1 and 4 to condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2024 and 2023. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric. In addition, other companies, including companies in our industry, may use other measures to evaluate their performance, which could reduce the usefulness of this non-GAAP financial measure as a tool for comparison.

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2024 and 2023 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$5,922	$6,127	$18,907	$18,870
Cost of goods sold	3,181	3,286	10,524	9,943
Gross profit	2,741	2,841	8,383	8,927
Intangible asset amortization expense	849	849	2,547	2,547
Gross profit, excluding intangible asset amortization	$3,590	$3,690	$10,930	$11,474
Gross margin	46.3%	46.4%	44.3%	47.3%
Gross margin, excluding intangible asset amortization	60.6%	60.2%	57.8%	60.8%

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash of approximately $25.7 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics Business and proceeds from a follow-on offering and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation costs and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. As of September 30, 2024, our accumulated deficit was $220.5 million.

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

On September 21, 2023, we sold, in a private offering (“Private Offering”) an aggregate of (i) 6,852,811 units (“Common Units”), each comprised of (a) one share of our Class A common stock and (b) a warrant (“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“2023 Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the 2023 Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant was exercisable until July 31, 2024, the date which was 30 trading days after the clearance by the FDA of the Company’s EluPro product, at an exercise price per share of $1.4275.

All Common Warrants were exercised by such date yielding exercise proceeds of $13.8 million in July 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. Each 2023 Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to us).

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

Cash Flows for the Nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,400)	$(12,678)
Investing activities	(380)	(329)
Financing activities	17,245	10,535
Net decrease in cash	$6,465	$(2,472)

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $10.4 million compared to $12.7 million for the nine months ended September 30, 2023. The year-over-year decrease was primarily due to a lower net loss (excluding non-cash items) as well as reductions in inventory held.

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $0.4 million compared to net cash used in investing activities of $0.3 million for the nine months ended September 30, 2023. The current year period reflects the purchase of property and equipment for our production facilities and the receipt of $0.2 million from an adjustment payment related to the final working capital received by Berkeley at the sale date. The prior year period use of cash is related to the purchase of property and equipment for our production activities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $17.2 million compared to $10.5 million for the nine months ended September 30, 2023. The year-over-year increase was caused primarily by warrant exercises which yielded proceeds of $15.7 million offset by repayments of long-term debt and payments on the revenue interest obligation which collectively totalled $8.3 million. No such activity occurred in the 2023 period.

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million was made on the Closing Date with the additional $4 million drawn on December 14, 2022. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date. As of September 30, 2024, we had $22.6 million of indebtedness outstanding under our SWK Loan Facility, with such balance being net of $0.6 million of unamortized discount and deferred financing costs.

Interest Rates

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if we have elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” We may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made until November 15, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%.

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility) to the Company’s total gross profit (as defined in the SWK Loan Facility) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. The closing of the sale of the Orthobiologics Business in November 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture of the Orthobiologics Business in 2023 and the remainder was paid on February 15, 2024 based on mutual agreement between the parties. No such mandatory prepayments were required in the nine months ended September 30, 2023.

Optional Prepayment

The agreement, as amended, governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500.

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2025. Principal payments during the amortization period will be limited based on revenue-based caps. As of September 30, 2024, quarterly principal payments will be in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity.

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

On September 30, 2024, we entered into an amendment to the SWK Loan Facility Agreement, which (i) deferred the commencement of principal repayment under the SWK Facility from November 15, 2024 to November 15, 2025, (ii) extended the date until which the Company may elect a portion of the interest due under the SWK Facility to be paid in-kind from November 15, 2024 to November 15, 2025, and (iii) modified the exit fee upon termination of the SWK Facility from (a) 6.50% of the aggregate amount of Term Loan funded prior to such termination date plus $62,500 to (b) 6.50% of the aggregate amount of Term Loan funded prior to such termination date plus $112,500.

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Elutia. As of September 30, 2024, we were in compliance with the financial covenants and all other covenants.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of September 30, 2024, we had $22.6 million of indebtedness outstanding, consisting of $23.2 million outstanding under our SWK Loan Facility, net of  $0.6 million of unamortized discount and deferred financing costs. Such indebtedness currently has a principal payment commencement date of November 15, 2025, with quarterly principal payments in an amount equal to 5% of the outstanding principal. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to a long-term obligation to Ligand (the “Revenue Interest Obligation”). The Revenue Interest Obligation, as amended in January 2024, requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, through May 31, 2027, subject to annual minimum payments of $4.4 million.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	the cost of fully commercializing our EluPro product;
●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or the damages payable in connection with the FiberCel Litigation and any future litigation that we may be subject to (to the extent above the applicable insurance coverage);
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses in the future, although we may currently have no commitments or agreements relating to any of these types of transactions;

●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above from any pandemic, epidemic or outbreak of infectious disease.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the three and nine months ended September 30, 2024, there were no material changes to those previously disclosed other than those outlined in Note 2, “Summary of Significant Accounting Policies.”

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at September 30, 2024 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of September 30, 2024, our cash was maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.1	Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

10.1	Third Amendment to Credit Agreement, dated September 30, 2024, by and among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto.	8-K	001-39577	10.1	10/3/2024

10.2	Placement Agency Agreement, dated June 16, 2024, by and between Elutia Inc. and Lake Street Capital Markets, LLC	8-K	001-39577	10.1	6/18/2024

10.3	Form of Securities Purchase Agreement	8-K	001-39577	10.2	6/18/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELUTIA INC.

Date: November 14, 2024	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)