Form 10-K
period 2024-12-31
ELUTIA INC.
filed 2025-03-11
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $105,147,253 based on the closing price of $4.96 of the registrant’s Class A common stock as reported on the Nasdaq Capital Market on such date. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 3, 2025, there were 36,423,482 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding the potential payment of post-closing earnout payments from the sale of our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”); our anticipated expansion of our product development and research activities; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and a separate single lot of viable bone matrix (“VBM”) and expectations regarding the litigation matter with Medtronic Sofamor Danek USA, Inc. (“Medtronic”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position, and our expectations and plans regarding pursuit of any strategic transactions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	our future results depend upon our ability to successfully commercialize, market and sell our newly approved EluPro antibacterial envelope device and the success of a smaller suite of established products than has historically been the case;
●	we have incurred operating losses and may continue to do so for the near-term future, and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability;
●	we have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern;
●	we face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance;
●	we face significant litigation related to our FiberCel and Viable Bone Matrix recalls and have no more insurance coverage on the FiberCel recall;
●	our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all;
●	our success depends on the continued and future acceptance of our products by the medical community;
●	our long-term growth depends on our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;

●	a substantial portion of our net sales is generated through our commercial partners and independent sales agents, which subjects us to various risks;
●	because we depend upon a limited number of third-party suppliers and manufacturers and, in certain cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially and adversely affect our business, financial condition and results of operations;
●	our ability to successfully realize the anticipated benefits of the sale of our Orthobiologics Business;

●	our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	we face significant and continuing competition from other companies, most of which have longer operating histories, more established products and/or greater resources than we do, which could adversely affect our business, financial condition and results of operations;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	if we are unable to obtain, maintain and adequately protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

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

We estimate that more than 700,000 surgical procedures were performed annually in the United States involving the implantation of medical devices such as pacemakers, defibrillators, neurostimulators or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar tissue formation, capsular contraction, erosion, migration and infection. We currently focus on our priority markets – Device Protection and Women’s Health.

In Device Protection, we sell EluPro, a unique bioenvelope designed to mitigate complications associated with the implantation of electronic medical devices such as pacemakers, internal defibrillators and neurostimulation devices. Complications addressed by EluPro include  infection, device migration and erosion. The bioenvelope features a biomatrix comprised of extracellular matrix (“ECM”), which supports healthy wound healing and may facilitate re-operative procedures by reducing scar formation and fibrosis. Additionally, EluPro is embedded with the powerful antibiotics rifampin and minocycline, which are gradually released into the surrounding tissue over several weeks post-implantation to provide antimicrobial protection. EluPro is the only drug-eluting biomatrix (“DEB”) offering in the U.S. implantable electronic device protection market. Alongside EluPro, we market the CanGaroo bioenvelope, our first generation product, which uses the same biomatrix but does not contain antibiotics.

In Women’s Health, we have developed both patented and proprietary technologies, culminating in the creation of SimpliDerm—a novel biological matrix that leverages the inherent science of natural healing processes. SimpliDerm’s design uses human-based hydrated acellular dermal matrix (“HADM”) with heightened structural integrity and superior handling capabilities, which may mitigate inflammation and enhance tissue incorporation, leading to a better healing experience as compared to other human acellular dermal matrices (“ADM”), both lyophilized and pre-hydrated. We believe that these acellular dermal matrices represent an ideal choice for tissue repair and reconstruction, finding applications in fields such as breast reconstruction, sports medicine, hernia repair and trauma reconstruction.

We also sell legacy products into the Cardiovascular market. In Cardiovascular, we sell our specialized porcine small intestine submucosa, which is based on the same biomatrix used in EluPro and CanGaroo, for use as an intracardiac and vascular patch as well as for pericardial reconstruction. In addition, our TYKE product is designed for use in the neonatal patient population. These cardiovascular products are sold in the United States through an exclusive distribution agreement with LeMaitre Vascular. This agreement also provided LeMaitre with an option to acquire the Cardiovascular product line through March 2026.

Our growth strategy is focused on increasing penetration in the Device Protection and Women’s Health markets. We believe we can grow our business by increasing our commercial footprint, developing clinically exceptional products and, when possible and appropriate, through inorganic opportunities.

Our go-to-market strategy includes a combination of a direct sales force, commercial partners and independent sales agents. EluPro and CanGaroo are sold through both our internal sales force and independent sales agents and our commercial partner, Boston Scientific Corporation (“Boston Scientific”). As of December 31, 2024, we had 11 direct sales representatives and 31 independent sales agents focused on expanding market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing commercial partners and providing technical expertise. SimpliDerm is sold through both independent sales agents and our distributor, Tiger Aesthetics Medical (“Tiger”). Through our direct sales force and leveraging our existing commercial partners and sales agents, we believe we can expand our customer base and further strengthen our existing customer relationships and increase penetration in our priority markets.

We have a well-established and scalable internal manufacturing facility along with our corporate headquarters and other administrative location. Our Roswell, Georgia location is our processing, production and distribution facility for all of our implantable electronic Device Protection and Cardiovascular products. Our Silver Spring, Maryland location is our headquarters and functions as a research and development and corporate support center. Our San Diego, California location provides additional administrative oversight and support. With the sale of our Orthobiologics Business in November 2023 to Berkeley as described in further detail below, we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have a contract manufacturing relationship with Berkeley under which we receive SimpliDerm.

Discontinued Operations - Sale of Orthobiologics Business

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of our Orthobiologics segment. In the sale, we received approximately $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 17, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against us. Should we receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

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

Pioneering Technology.  We are developing and commercializing products in the unique and innovative category of DEB. Our commercial DEB offering, EluPro, is the world’s first and only antibiotic-eluting biologic envelope cleared by the U.S. Food and Drug Administration, and represents a breakthrough for implantable electronic device procedures. Through advanced tissue engineering, EluPro integrates clinically proven antibiotics with natural ECM to create a soft, conforming bioenvelope that provides optimal device stability and protection against infection. We believe that our DEB technology will redefine patient outcomes and procedural success.

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

Commercial Relationships with Major Medical Device Companies. We have commercial agreements with major medical device companies, including our strategic relationships with Boston Scientific, Tiger and LeMaitre Vascular, which we collectively refer to as our commercial partners, to promote or commercialize some of our products. These commercial partners use their own network of approximately 1,100 sales representatives, clinical specialists and independent sales agents, including approximately 1,000 of which are focused on our CanGaroo product. We leverage this additional presence in targeted markets to significantly increase our opportunity to cost-effectively penetrate these large markets.

Executive Management Team with Extensive Experience in Regenerative Medicine. Our executive management team has extensive experience in the regenerative medicine and medical device industries, spanning R&D, operations, manufacturing and commercial. This experience allows us to operate with a deep understanding of the underlying trends in this industry and the intertwined scientific, clinical, regulatory, commercial and manufacturing functions that drive success. We believe our team has the necessary experience to lead us through our continued commercial expansion and the development and launch of our pipeline products.

Our Growth Strategy

The key elements of our growth strategy are:

Increase Penetration in Our Target Markets. We believe that the potential for growth in our target market segments presents a long-term opportunity to increase the use of our products. We plan to continue our growth and accelerate our penetration into our target markets through our direct sales force and by leveraging our relationships with our commercial partners, Boston Scientific, Tiger and LeMaitre Vascular, each of which have well-established and significant infrastructure and experience in our target markets.

Pipeline of Innovative Drug-Eluting Biologics Products. In June 2024, EluPro was cleared for marketing by the FDA and is the only DEB offering in the U.S. for use with cardiac implantable electronic devices (“CIED”), such as pacemakers and internal defibrillators. We are pioneering DEBs to help solve problems unaddressed by available options. We intend to leverage our DEB platform technology by developing and commercializing products for markets with similar unmet needs, including breast reconstruction and neurostimulation.

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

Limitations of Existing Solutions

CIEDs are used extensively to treat cardiac arrhythmias as well as heart failure. While these devices are generally well tolerated, they are not free from complications.

In 2015, a group of third-party researchers published a systematic review and meta-analysis of 60 published reports, consisting of 21 prospective, nine case-control and 30 retrospective cohort studies published between 1981 and 2013, each of which examined the rate of infection associated with the implantation of electronic devices. The average rate of infection was between 1.0 and 1.3% and the reported rates of infection ranged from 0.3% to 16.4%. In 2019, a different group of third-party researchers published the results of a global, prospective randomized clinical study focused on infection complications of implantable electronic cardiovascular devices which identified a 1.2% infection rate during 12-month follow-up in the control arm (3,488 patients), and this was later reported by other third-party researchers in 2020 to rise to 1.9% at the 36 months follow-up. However, infection is not the only significant complication associated with implantation. Data from third-party studies published in 2011 and 2016 indicated that migration occurred in 0.5% to 10.9% of such procedures, and data from third-party studies published in 2001 and 2007 indicated that erosion of the device through the skin occurred in 0.2% to 5.0% of such procedures. Thus, migration and erosion have been shown to be similarly frequent and can both result in infection or require replacement of the device. Other complications include those associated with Twiddler’s syndrome, which is a malfunction of a pacemaker due to manipulation of the device by the patient, and discomfort at the implant site. Overall, we estimate the rate of complication for CIED placement ranges from 7% to 11%.

As patients with implants live longer, device reoperations are ever more common, including those to replace or upgrade the device, or to replace or revise the wire leads. Due to an inflammatory response upon device implant, some patients may experience the formation of dense fibrotic tissue surrounding their device. This dense, under-vascularized capsule surrounding a device and its wire leads makes replacement or revision more difficult, increases the time needed for the extraction and replacement procedure and progressively increases the risk of infection. For neurostimulator devices, the common location of these devices, which is in the soft tissue of the abdomen or back, increases the risk of migration and erosion and that of patient discomfort when sleeping or sitting. Fibrotic tissue and scar can also encapsulate these devices.

Device envelopes were originally designed to enhance stability and reduce migration of the implanted devices. To address the risk of infection, TyRx Pharma (“TyRx”) launched an antibiotic coated, resorbable synthetic envelope in 2013. In 2014, Medtronic acquired TyRx and now sells this product under the name TYRX™.

The utilization of TYRX, a synthetic mesh, presents several challenges. Notably, the material's rigidity and limited sizes options require larger incisions during surgery or modification of the envelope, which may compromise its ability to stabilize the CIED. Furthermore, the foreign body response, which can lead to the formation of fibrous capsules around synthetic material, poses significant hurdles. Excessive scar tissue resulting from this response may extend surgery times and complicate future device replacement and revision surgeries.

Our Solutions

EluPro was created as a unique bioenvelope designed to secure implanted devices, mitigating complications such as migration and erosion. The bioenvelope features a biomatrix comprised of ECM, which supports healthy wound healing and may facilitate re-operative procedures by reducing scar formation and fibrosis. Additionally, EluPro is embedded with the powerful antibiotics rifampin and minocycline, which are gradually released into the surrounding tissue over several weeks post-implantation to provide antimicrobial protection. This unique combination of drug and biomatrix supports the regeneration of a healthy, vascularized pocket from the patient's own tissue, mitigating a long-term foreign body response.

Alongside EluPro, we continue to market CanGaroo which was designed to mitigate complications deriving from implantable electronic devices and the shortcomings of synthetic envelopes. Data supports that the biomatrix in our bioenvelope products forms a natural, systemically vascularized pocket that conforms to and securely holds implantable electronic devices. EluPro and CanGaroo are cleared for use with pacemaker pulse generators, defibrillators and other cardiac implantable electronic devices as well as vagus nerve stimulators, spinal cord neuromodulators, deep brain stimulators and sacral nerve stimulators.

EluPro and CanGaroo are both constructed from perforated, multi-laminate sheets of decellularized, non-crosslinked, lyophilized porcine small intestine submucosa (“SIS”) ECM, a natural biomaterial, which is rich in natural growth factors, structural proteins and collagens. This creates a soft, conforming envelope with excellent handling features and optimal stability for implantable electronic devices. The ECM is designed to mitigate the biologic foreign body response that normally occurs around the electronic device. The biomatrix is remodeled into a surrounding layer of vital, vascularized tissue, potentially reducing the risk of thick capsule formation, migration and erosion of the implantable device through the skin, and complications associated with Twiddler’s syndrome. Bioenvelopes may also enhance patient comfort and facilitate the process of implantation and of device removal during its replacement.

EluPro has a shelf life of nine months and CanGaroo has a shelf life of 30 months.

Development Pipeline

EluPro received clearance by the FDA in June 2024, and we are building on this marketing authorization with stability studies to support a Special 510(k) filing for additional sizes. We also have ongoing initiatives to extend shelf life and reduce the cost to manufacture EluPro as production volumes increase.

Commercial Approach

We sell EluPro and CanGaroo in the United States using our direct sales force and our commercial partner, Boston Scientific, which acts as a sales agent and gives us access to approximately 900 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Our primary customers are electrophysiologists, cardiac surgeons and neurosurgeons. Our direct sales force is focused on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provides the critical knowledge of the advantages that EluPro and CanGaroo provide for patients over those of our competitors. We ship the product directly to hospitals.

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

In April 2023, we entered into an agreement with LeMaitre Vascular, a provider of vascular devices, implants and services, granting LeMaitre Vascular the exclusive U.S. distribution rights for the products within our cardiovascular segment: ProxiCor PC, ProxiCor CTR, Tyke and VasCure. The term of the collaboration is three years, and LeMaitre Vascular has the exclusive option to acquire the product line through March 2026.

Clinical Data

We have accumulated a substantial body of clinical and pre-clinical data for our Device Protection products. We believe that the reported outcomes from our studies help to differentiate our products in the marketplace.

Pre-clinical Studies

Recently published data in Frontiers in Drug Delivery by Garrigos et al. demonstrated that EluPro, the first FDA-cleared antibiotic-eluting biologic envelope, effectively reduces bacterial colonization associated with CIEDs. Using a well-established rabbit model of CIED infection, the study showed that EluPro achieved complete eradication of methicillin-resistant Staphylococcus aureus (“MRSA”) and other bacterial strains while providing sustained local antibiotic release for over a week with minimal systemic exposure. None of the animals receiving EluPro exhibited signs of infection, whereas the control group developed infections and associated complications. These findings highlight EluPro’s potential to address bacterial contamination, a major concern in CIED procedures, and support its role in reducing infection risk for patients receiving implantable devices.

Earlier published pre-clinical data from a rabbit model showed that the CanGaroo Envelope was more successful in providing a barrier surrounding a CIED compared to a pacemaker canister alone. When implanted with a pacemaker, CanGaroo Envelopes promoted significantly greater stabilization of the device and more vascularized tissue ingrowth within the pocket compared to implantation with only standard fixation methods, such as sutures through the CIED header or no fixation at all. These data were initially presented as a live podium presentation at the American Society for Artificial Internal Organs (“ASAIO”) 2022 annual conference and published in abstract form in ASAIO Journal.

Clinical Studies

To evaluate our CanGaroo Envelope, we have conducted multiple post-market studies and are currently conducting prospective studies that comprise over 2,000 patients in total. We believe the results from the completed studies provide evidence supporting the benefits of the biomatrix in EluPro and CanGaroo when used for the implantation of CIEDs in humans.

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

CARE Plus Study

The CARE Plus Study, a single-center, post-market, retrospective cohort study, assessed outcomes in patients undergoing CIED implantation with either a biologic CanGaroo Envelope, Medtronic’s non-biologic TYRX envelope, or no envelope. The study, published in Cureus in May 2022, included results from 455 patients (165 CanGaroo, 219 TYRX, and 71 no envelope). Analysis of adverse patient outcomes and events occurring up to 12 months post-implantation revealed that most patients with at least two infection risk factors received an antibacterial envelope (77.9% any envelope vs. 52.1% no envelope, p<.001). The overall rate of adverse events was 9.2% (n = 42), with low rates of pocket infection (0.4%) and hematoma (2.6%), and no significant differences between groups in overall or individual adverse event rates. The findings suggest the potential benefit of antibiotic-eluting CIED envelopes in reducing infection risk for high-risk patients. The study also presented a decision tree to aid clinical decision-making regarding CIED envelope usage.

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

EluPro Registry Study

The EluPro Registry Study is a prospective, multi-center, post-market study enrolling up to 100 participants undergoing CIED procedures utilizing the EluPro Antibiotic-Eluting BioEnvelope. The primary objective is to evaluate the real-world safety and performance of the bioenvelope. Data on rates of complications —including infection, hematoma, lead dislodgement, device migration or erosion, and implant site complications—over a 12-month follow-up period will be collected and analyzed. In addition to standard clinical endpoints, the study incorporates novel patient-centric measures, including post-implant pain and satisfaction, to provide a more comprehensive assessment of patient experience and quality of life following CIED implantation. By integrating both clinical and patient-reported outcomes, this registry aims to generate real-world evidence on the impact of the EluPro Antibiotic-Eluting BioEnvelope in routine clinical practice, and will offer insights into both safety and patient well-being.

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

One of the most common applications of biologic matrices in plastic and reconstructive surgery is breast reconstruction surgery after mastectomy. Mastectomy is surgical removal of the breast tissue, including the tumor, to treat breast cancer. It is estimated that more than 10% of women will develop invasive breast cancer in their lifetimes, which in 2022, led to approximately 150,000 post-mastectomy breast reconstructions in the U.S. Breast reconstruction surgery restores a breast to near normal shape and appearance and can be performed using either a prosthetic breast implant, referred to as implant-based reconstruction, or the patient’s own tissue, referred to as autologous reconstruction.

In 2022, plastic surgeons used ADMs in approximately 76,000 women, reconstructing approximately 125,000 breasts. About two-thirds of these procedures involved reconstruction of both breasts. The use of these materials is well-characterized in the clinical literature and recommended by recent U.S. and European consensus guidelines for certain surgical techniques. As of January 2025, no biologic matrix or any other soft tissue reinforcement material, including our product, has been approved or cleared by the FDA specifically for use in breast reconstruction surgery.

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

ADM products offer an “off the shelf” biologic choice for reconstructive procedures, but they have their own limitations. The use of harsh chemicals to remove the cells can damage the extracellular matrix. The products can lack uniformity as determined by pliability in each direction, elasticity and non-uniform thickness. Such issues can affect how rapidly, and the extent to which the implant is integrated, as well as the resulting tissue strength. In addition, there is a limited availability in larger sizes for some of these products.

Our Solution

We designed SimpliDerm to offer improved biocompatibility and better tissue integration in the patient. It is marketed for use for the repair or replacement of damaged or insufficient integumental tissue or for the repair, reinforcement or supplemental support of soft tissue defects or any other homologous use of human integument. SimpliDerm is a pre-hydrated, human ADM manufactured with our patented cell removal technology, a process that maintains the biological and structural integrity of the tissue’s extracellular matrix components and is designed to allow for rapid integration, cellular repopulation and revascularization at the surgical site. Its structurally intact extracellular matrix is designed to closely resemble natural, healthy tissue.

Development Pipeline

Elutia is leveraging its DEB technology, first developed for EluPro, to create SimpliDermRM, a novel, next generation biomatrix for breast reconstruction. Clinical literature suggests that more than 10% of breast reconstruction patients experience post-operative infections, often requiring a major surgical procedure to remove the implant. SimpliDermRM is being developed to address this and other surgical complications by combining the structural benefits of porcine acellular dermis with antibiotic protection. As a Class III medical device, it will require FDA premarket approval (“PMA”) before commercialization. To advance this program, Elutia is preparing for an investigational device exemption (“IDE”) which we anticipate submitting by the end of 2025 to initiate a pilot clinical study.

SimpliDermRM is designed to provide soft tissue reinforcement while targeting the high complication rates associated with implant-based breast reconstruction, which range from 26% to 31%. These complications include capsular contracture, delayed healing, and surgical site infections, some of which may lead to life-threatening sepsis. While biomaterial matrices are commonly used in reconstructive procedures, no FDA-approved medical device specifically addresses these risks. Existing options have not sufficiently reduced complication rates, leading to additional surgical interventions and negatively impacting patient quality of life. By integrating antibiotics within its biologically derived matrix, SimpliDermRM aims to mitigate bacterial colonization, enhance tissue integration, and improve long-term surgical outcomes for breast reconstruction patients.

Commercial Approach

We sell SimpliDerm through independent sales agents to plastic and reconstructive surgeons. Additionally, in March 2023, we entered into an agreement with Sientra, a medical aesthetics company uniquely focused on plastic surgery, to expand the distribution of SimpliDerm. In April 2024, such agreement was acquired by Tiger in connection with their asset acquisition of Sientra. Under the agreement terms, Elutia has granted Tiger certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm. This agreement with Tiger gives us access to approximately 50 sales representatives to further expand our footprint and accelerate our sales.

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

Additional testing was performed that compared the properties of SimpliDerm and alternative HADMs, AlloDerm RTU and DermACELL, to native dermis. These tests included glycosaminoglycan content, matrix protein stability and differential scanning calorimetry. The glycosaminoglycan content of SimpliDerm and AlloDerm RTU was similar, with a substantial reduction in the amount of glycosaminoglycans observed in DermACELL. Matrix protein stability was evaluated by determining acid-soluble collagen content and by performing collagenase degradation on the product samples. SimpliDerm was closest to native dermal matrix in both acid-soluble collagen content and collagenase degradation. Differential scanning calorimetry was performed on the samples, and SimpliDerm and AlloDerm RTU were equivalently close to native dermis, while DermACELL showed the largest difference. The combined testing indicates that SimpliDerm had a structurally intact matrix that was closest overall to native human dermis among the HADMs evaluated.

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

Clinical Studies

A retrospective, multi-center study evaluating patients who have undergone breast reconstruction post-mastectomy with SimpliDerm and patients receiving other HADMs has been published. A total of 107 patients (181 breasts) who underwent immediate, 2-stage breast reconstruction with tissue expanders and either SimpliDerm (n=38) or AlloDerm RTU (n=69) after mastectomy, were followed to exchange to permanent implant(s) or tissue expander(s) explant. Reconstructions were predominantly prepectoral (82.3%). Patients were followed for a median of 134 days. A total of 35 adverse events (“AEs”) occurred in 27 (25.2%) patients, with no difference in AE type or rates between ADM groups, and no AEs deemed related. The observed AE profiles and rates were similar to those published for other ADMs in breast reconstruction. These results demonstrate comparable clinical outcomes of SimpliDerm and AlloDerm RTU following 2-stage breast reconstruction.

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

Our products compete primarily with implantable electronic device envelopes and other cardiovascular repair and human-derived acellular dermis products. The EluPro and CanGaroo Envelopes compete with the synthetic envelope TYRX from Medtronic. ProxiCor, Tyke and VasCure compete with bovine pericardium and synthetic patch materials produced by numerous companies, including Gore’s Gore-tex and Terumo’s Vascutek. SimpliDerm competes primarily against human-derived acellular dermis matrix meshes, including AbbVie’s AlloDerm, MTF’s FlexHD, Stryker’s

DermACELL and Evergen’s (formerly RTI Surgical) Cortiva. SimpliDerm also competes against animal-derived biological mesh products, such as AbbVie’s Strattice and Integra’s SurgiMend, as well as various synthetic mesh products.

We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

Our competitors’ products in the soft tissue repair market have been available for use for multiple years. During this time, private payors have developed policies for coverage based on available data and literature. While there are certain national and regional third-party payors who cover SimpliDerm or procedures using SimpliDerm, the majority do not.

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

Sales and Marketing

We have dedicated substantial resources to establishing a multi-faceted sales and marketing organization in the United States. We sell EluPro and CanGaroo in the United States using our direct sales force, which as of December 31, 2024, totaled 11 sales representatives and a network of 31 independent sales agents, and through our commercial partner, Boston Scientific, which acts as a sales agent, marketing EluPro and CanGaroo and obtaining orders, and gives us access to approximately 900 sales representatives and clinical specialists. Under the terms of this agreement, Boston Scientific receives a commission equal to a specified percentage of the end-user selling price for units they sell. Our direct sales representatives and distributors focus on gaining additional market access and driving market penetration, not only by selling our products, but also, by managing partnerships and providing technical expertise. These sales representatives and agents are supported by teams of professionals focused on sales management, sales operations, ongoing training, analytics and marketing.

SimpliDerm, our Women’s Health product, is sold using independent sales agents and a partnership with Tiger, who Elutia has granted certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm for select use in reconstruction surgery. This agreement with Tiger gives us access to approximately 50 sales representatives to further expand our footprint and accelerate our sales. Under the terms of this agreement, Tiger purchases SimpliDerm through a transfer fee and sells it to the end user hospital or healthcare facility.

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

We have historically focused our market development and commercial activities primarily in the United States. Sales generated in the United States represented greater than 96% of our net sales in 2024. Sales of our products outside of the United States ceased after May 2024 due to changes in certain international regulatory rules which required investment by us not warranted by the current level of sales in these markets.

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

Manufacturing and Suppliers

We manufacture CanGaroo and our cardiovascular products in our Roswell, Georgia facility and use Cook Biotech Incorporated (“Cook”), now owned by Evergen, as our sole porcine tissue supplier for these products. We have significant expansion capabilities in our in-house manufacturing facility. Cook has previously successfully expanded and, we believe, is well-positioned to support future expansion. However, they are our sole source, and we cannot guarantee that an interruption in supply will not occur. If necessary, we could engage an alternate supplier or set-up, validate and gain regulatory authorization to manufacture these products in our own facilities, although it would require significant time and expense.

We have robust internal compliance processes to maintain the high quality and reliability of our products. We use annual internal audits, combined with external audits by regulatory agencies and commercial partners to monitor our quality control practices. Our Roswell, Georgia facility is registered with the FDA as a medical device manufacturing establishment. In addition to Cook, we use other third-party suppliers to support our internal manufacturing processes. We select our suppliers through a rigorous process to ensure high quality and reliability with the capacity to support our expanding production levels. To date, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements.

With the sale of our Orthobiologics Business in November 2023 to Berkeley, we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have a contract manufacturing relationship with Berkeley under which we receive SimpliDerm. At present, Berkeley is our single source of supply for SimpliDerm, but we intend to develop our own in-house capability for the production of SimpliDerm. To this end, in March 2025, we signed a lease for 26,598 square feet in Gaithersburg, Maryland for purposes of, among other things, the internal production of SimpliDerm. We expect to be able to internally produce SimpliDerm by the third quarter of 2025. No contracted minimum purchase commitments are defined in the Berkeley agreement and Berkeley must comply with FDA current Good Tissue Practice (cGTP), American Association of Tissue Banks Standards and all applicable state and local regulations.

Intellectual Property

We rely on a combination of patents, trademarks, confidentiality agreements and security procedures to protect our proprietary products, preservation technology, trade secrets and know-how. We believe that our patents, trade secrets, trademarks and technology licensing rights provide us with important competitive advantages. We have also obtained additional rights through license agreements for additional products and technologies. As of December 31, 2024, we owned approximately 16 U.S. patents, eight U.S. patent applications, six foreign patents (in Australia, Germany, Spain, France, Great Britain and Italy), four foreign patent applications (in Australia, Canada, and Europe) and one Patent Cooperation Treaty application; and we in-licensed three U.S. patents, 12 foreign patents (in Australia, Canada, Japan, Denmark, Germany, Great Britain, Ireland, Italy and the Netherlands), and two U.S. and five foreign patent applications (in Brazil China and Japan, as well as an application with the European Patent Office). Our owned patent portfolio includes 15 U.S. patents and six U.S. patent applications that relate to our technology for EluPro and CanGaroo, including issued claims covering biological envelopes and pending claims covering their use. In addition, we own one U.S. patent that relates to our technology for SimpliDerm that claims a method of preparing an acellular dermal matrix. Excluding any patent term extension, our issued patents relating to our technology for EluPro and CanGaroo are anticipated to expire starting in 2027, and our issued patent that relates to our technology for SimpliDerm is anticipated to expire in 2033. There can be no assurance that any pending patent applications will ultimately be issued as patents. We do not own or in-license any patents or patent applications covering our other products.

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

As of December 31, 2024, we had nine registered trademarks and ten pending trademark applications worldwide, including trademark registrations for “CanGaroo,” “ProxiCor,” “Tyke,” “VasCure,” “SimpliDerm,” and “SimpliDerm Ellipse,” in the United States, and for “CanGaroo” in the European Union, United Kingdom and Japan. Trademark applications have been filed for “Elutia” and “EluPro” in the United States, the European Union, United Kingdom and Japan, and for “Elutia” in Jamaica.

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

License Agreement with Cook

On May 31, 2017, we entered into a license agreement, which we refer to as the Cook License Agreement, with Cook under which Cook granted to us an exclusive worldwide sublicensable license under certain licensed patents to make, have made, use, offer for sale, sell and import CorMatrix ECM for Pericardial Closure, CorMatrix ECM for Cardiac Tissue Repair, CorMatrix ECM for Carotid Repair, CorMatrix ECM for Vascular Repair, TYKE Patch, Pledget and Intracardiac, and CanGaroo ECM Envelope (into which implantable cardiac pacemaker or defibrillator devices are to be inserted). Cook retained certain co-exclusive rights to the CorMatrix ECM for Vascular Repair. The Cook License Agreement was amended on December 21, 2017 to expand our field of use for SIS pouch devices to include other implantable electronic cardiac stimulation devices, electronic neurostimulation devices for deep brain stimulation, spinal nerve and sacral nerve stimulation to relieve chronic pain and nerve stimulation to control bladder, digestive, abdomen and bowel movements, and also add additional payment requirements.

Under the Cook License Agreement, we agree to use commercially reasonable efforts to promote, solicit and expand the licensed products in certain fields of use. We are subject to a minimum purchase requirement for the SIS ECM for the fields of use added in connection with the December 21, 2017 amendment, or the Subfields, and certain diligence obligations for commercial sales in the Subfields. The license requires that we order and pay for a minimum of at least

$500,000 of SIS ECM per calendar year for use in the Subfields. Cook has the right to terminate the license granted to us in the Subfields or convert such license to a non-exclusive license, if we fail to comply with such minimum purchase requirement or diligence obligations. We have the first right, but not the obligation to initiate legal proceedings against any patent infringement in our fields of use by a third-party product that is the same as one of the licensed products.

Under the Cook License Agreement and SIS Material Supply Agreement, Cook is the exclusive supplier of the SIS ECM used in the licensed products. Under certain circumstances we will have the right to manufacture the SIS ECM used in the licensed products, provided that in such cases we are required to pay Cook a low single digit royalty on net sales of the licensed products that include the SIS ECM material manufactured by us and that are covered by a valid enforceable claim of a licensed patent.

As consideration for the license, we paid Cook a $200,000 license fee in 2018 and are responsible for a yearly license fee of  $100,000 until 2026. Upon a change in control transaction, which includes an acquisition of 50% or more of our then outstanding capital stock, we will be obligated to pay Cook the total amount of all license fees that have not yet been paid within a specified period after the consummation of such change in control transaction.

The Cook License Agreement continues in effect until the date of expiration of the last to expire of the licensed patents, including any renewals or extensions. The expiration date for the last to expire of the licensed patents is currently expected to be 2031 (excluding any patent term adjustments or extensions). Either party may terminate the Cook License Agreement for any material breach by the other party uncured within a specified period. In addition, the Cook License Agreement terminates automatically if we no longer possess the rights to the licensed products sold by CorMatrix related to our acquisition of all of the commercial assets and related intellectual property of CorMatrix Cardiovascular, Inc. in 2017 (the “CorMatrix Acquisition”). Cook has the right to terminate the Cook License Agreement in its entirety, or convert the exclusive license of any field of use to a non-exclusive license if we fail to make any license fee when due.

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

PMA Approval Pathway

Class III devices necessitate PMA approval before marketing, although certain pre-amendment Class III devices without mandated PMAs are cleared through the 510(k) process. The PMA process, more rigorous than 510(k), requires manufacturers to demonstrate safety and efficacy with extensive pre-clinical and human clinical data, a full device description, manufacturing details, and proposed labeling. FDA has 180 days for PMA review, often extending beyond, with the possibility of convening an expert advisory panel for recommendations. A pre-approval inspection ensures compliance with the QSR. FDA approves the device for commercial distribution if it deems PMA data as valid scientific evidence, ensuring reasonable assurance of safety and effectiveness. Post-approval conditions, including labeling restrictions and additional clinical studies, may accompany PMA approval. Post-market surveillance may be required as well. Non-compliance with approval conditions may lead to adverse enforcement actions, such as withdrawal of approval.

None of our products are currently marketed pursuant to a PMA.

Clinical Studies

Clinical studies are typically required to support a PMA and may be necessary for a 510(k) submission. In the United States, all device-related clinical investigations to determine safety and effectiveness must adhere to FDA's IDE regulations. IDE regulations govern investigational device labeling, restrict promotion, and outline recordkeeping, reporting, and monitoring responsibilities for sponsors and investigators. If a device presents a "significant risk" as defined by the FDA, an IDE application must be submitted and approved before initiating human clinical studies. An IDE application must be supported by relevant data, such as animal and laboratory test results, demonstrating safety for human testing and a scientifically sound protocol. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the studies support the safety and effectiveness of the device. The IDE becomes effective 30 days after FDA receipt unless modifications are required.

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

FDA Regulation of Combination Products

Certain products may be comprised of components, such as drug components and device components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA center for combination products. The determination of lead center is based on the “primary mode of action” of the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products. In reviewing the application for a combination product, FDA reviewers in the lead center will generally consult with their counterparts in other centers to ensure that each component meets applicable requirements regarding safety, effectiveness, durability and performance.

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

Regulation of Medical Devices in the European Union

The European Union (“EU”) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.  We formerly had a CE mark for four of our cardiovascular products in the EU and had certification for updated labeling of our CanGaroo Envelope to allow for the addition of the antibiotic gentamicin. However, with the expiration of our CE mark on May 23, 2024, we no longer maintain our CE mark and do not market our products in the EU. We will maintain compliance with the transitional Medical Devices Regulation, or MDR, requirements as applicable, including post-market surveillance and vigilance requirements.

Regulation of Medical Devices in the United Kingdom

In the aftermath of Brexit, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has become the sole regulator for medical devices in the UK. The MHRA's proposed amendments to the UK Medical Devices Regulations 2002 aim to foster innovation, regulate software and artificial intelligence in medical devices, reform in vitro diagnostic regulation, and promote sustainability. Manufacturers with valid EU certifications can market their devices in the UK under the CE mark during transitional periods. However, from July 2024, the UK Conformity Assessment (UKCA)

mark will be required for medical devices sold in Great Britain. We do not intend to apply for the UKCA for our Cardiovascular and Device Protection products in the near future.

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

Human Capital

As of December 31, 2024, we had 51 employees, nearly 100% of whom were full-time employees. We believe our employee relations are good.

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

Risks Related to Our Business

Our future results depend upon our ability to successfully commercialize, market and sell our newly approved EluPro antibacterial envelope device and the success of a smaller suite of established products than has historically been the case.

The Company has focused much of its attention recently on EluPro, which was cleared for marketing by the U.S. Food and Drug Administration (“FDA”) in June 2024 and is indicated for use with implantable electronic devices including cardiac and neurostimulator devices. We believe the Company’s success is highly dependent on the successful commercialization, marketing and sale of EluPro, as well as the extension of our drug-eluting biomatrix (“DEB”) technology into potential adjacent applications. Alongside EluPro, we continue to market the CanGaroo bioenvelope, our first generation product, which uses the same biomatrix but does not contain antibiotics. Our Device Protection products, EluPro and CanGaroo, are sold through both our internal sales force and independent sales agents and our commercial partner, Boston Scientific Corporation. We believe the commercialization and marketing efforts with respect to EluPro will require significant investments in time and resources. However, there can be no assurance that we will have or be able to obtain sufficient resources to make the necessary investments in order to increase the sales and market penetration for EluPro, or that if made, such investments will yield the results sought. If we fail to successfully commercialize, market and sell EluPro, the Company’s business and financial condition may be materially adversely affected.

On November 8, 2023, we sold our Orthobiologics Business for consideration of $14.6 million up front, as adjusted, and up to $20 million payable in the form of earn-out payments over the five years following the closing.  The purchaser did not assume any liabilities related to the FiberCel or VBM Recalls, or any claims or lawsuits related thereto. Our former Orthobiologics segment accounted for 52% and 39% of our consolidated net sales and gross profit, respectively in the year ended December 31, 2022.  Our future results depend on the success of our Device Protection, Women’s Health and Cardiovascular businesses. There can be no guarantee, however, that we will be able to increase the sales or profitability of the remaining businesses sufficiently to replace or exceed the financial contribution from the Orthobiologics Business.

Our enhanced reliance in the wake of the disposition of the Orthobiologics Business on a smaller suite of existing products and on future products may pose risks to the Company’s growth.  If the financial contribution from remaining legacy products and other DEB products fail to replace lost contribution from the Orthobiologics Business, or otherwise fail to meet expectations, the Company’s business and financial condition may be materially adversely affected.

We have incurred operating losses and may continue to do so in the near-term, and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2024 and 2023, we had net losses of $53.9 million and $37.7 million, respectively. We expect our losses to continue for the foreseeable future, and these losses will continue to have an adverse effect on our financial position. Our ability to achieve profitability will depend on our ability to generate sales from existing or new products sufficient to exceed our ongoing operating expenses and capital requirements. Because of the numerous risks and uncertainties affecting product sales and our ongoing commercialization and product development efforts, including our ability to commercialize our flagship Device Protection product, EluPro, we are unable to predict with any certainty whether we will be able to increase sales of our products or the timing or amount of ongoing expenditures we will be required to incur. Sales of our products, as well as meaningful reductions, suspensions or discontinuations of such sales, may not offset our operating expenses. As a result, we expect to continue to incur operating losses in the future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, negatively affect the value of our securities and our ability to raise capital and continue operations.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses since our inception in 2015. For the year ended December 31, 2024, we had a net loss of $53.9 million and as of December 31, 2024, we had an accumulated deficit of $229.6 million. To date, we have financed our operations primarily through amounts borrowed under our credit facilities, sales of our products, proceeds from offerings and sales of our common stock and more recently, through the sale of our Orthobiologics Business. We have devoted the majority of our resources to manufacturing costs, research and development, clinical and administrative activity and investing in our commercial infrastructure through our direct sales force and commercial partners in order to expand our presence and to promote awareness and adoption of our products.

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

As of December 31, 2024, we had $23.9 million of indebtedness outstanding, consisting of  $23.5 million outstanding under our SWK  Loan Facility (as defined under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”), plus $0.9 million of exit fee liabilities, less  $0.5 million of unamortized discount and deferred financing costs. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to a long-term obligation to Ligand, which we amended in January 2024 (the “Revenue Interest Obligation”). The Revenue Interest Obligation requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, such as EluPro, through May 31, 2027, subject to annual minimum payments of $4.4 million. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgment and Estimates  — Revenue Interest Obligation.”

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

In addition to these covenants, the agreement governing our SWK Loan Facility also contains two financial covenants, the first of which is measured quarterly, and requires us to achieve a specified minimum aggregate revenue (as defined therein) for the preceding 12-month period, and the second of which requires us to maintain a minimum liquidity (as defined therein) of the greater of $5.0 million and the sum of the operating burn (as defined therein) for the two prior consecutive fiscal quarters then ended. While we were in compliance with all covenants under the agreement as of December 31, 2024, there can be no guarantee that we will not breach these covenants in the future.

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

We face significant litigation related to our FiberCel and Viable Bone Matrix recalls, and have no more insurance coverage on the FiberCel recall.

In June of 2021, we announced our FiberCel Recall and in June 2023, we announced our VBM Recall and the market withdrawal of all of our VBM products produced after a specified date.  Our VBM products, which encompass FiberCel, were included in the sale of our former Orthobiologics Business to Berkeley, but Berkeley did not assume any liabilities related to the FiberCel and VBM Recalls, our market withdrawal of all of our viable bone matrix products, or any claims or lawsuits related thereto.

We have been named in multiple lawsuits alleging that the plaintiffs contracted tuberculosis and are suffering substantial adverse symptoms following the implantation of FiberCel or VBM during spinal fusion or other operations, which are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report. As discussed below under “We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance”, we have recorded a total estimated contingent liability of $20.4 million related to the resolution of all FiberCel and VBM lawsuits, comprised of $15.9 million for FiberCel and $4.5 million for VBM as of December 31, 2024.  While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates and such differences may be material. In addition, this contingent liability excludes the future costs to defend against the lawsuits and claims.

As of December 31, 2024, insurance remains available to cover the cost of the VBM liability and related defense costs. However, conversely, we have no more insurance to cover the cost of the FiberCel liability and the related defense costs as of December 31, 2024. Because we have exhausted our insurance coverage for this matter, the entire contingent liability for FiberCel Recall product liability losses is our financial responsibility. The satisfaction of this obligation and the future costs incurred are expected to have a material adverse effect on our cash flow, results of operations, financial position and prospects.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. For example, within our recently divested Orthobiologics Business, in June 2021, the FiberCel Recall occurred and in July 2023, the VBM Recall occurred. Since September 2021, we have received notice of 110 separate lawsuits or claims related to the FiberCel Recall alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations.  As of December 31, 2024, 66 lawsuits or claims related to the FiberCel Recall and 15 lawsuits and claims related to the VBM Recall remain outstanding. These lawsuits and claims are described in further detail in See Part II, Item 1, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report.

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

Our product liability insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance.  As of December 31, 2024, we have exhausted our insurance coverage for the FiberCel Recall product liability losses, meaning the remaining contingent liability estimated at $15.9 million at December 31, 2024 is entirely our financial responsibility. As of December 31, 2024, we have recorded insurance receivables of $4.8 million on our balance sheet as a loss recovery resulting from our insurance coverage for the VBM Recall.

As described above, our future FiberCel Recall litigation costs and obligations are now fully our financial responsibility and are expected to have a material adverse effect on our cash flow and financial position. Additionally, it is possible that future claims related to the VBM Recall or other product liability claims could exceed the limits of, or be excluded from, coverage under our policies, and claims against us could also increase the cost of maintaining our coverage.  If these or other claims are excluded from our coverages, or if we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims, or if we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. One or more product liability claims could have a significant adverse effect on our business, financial condition and results of operations.

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

Our future capital needs are uncertain and, as such, we may seek to raise additional capital through equity offerings, debt financings, collaborations or other arrangements to finance our ongoing operations, including our efforts to commercialize, market and sell EluPro, or as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future. Any future funding requirements will depend on many factors, including, among other things:

●	our ability to commercialize, market and sell our newly approved EluPro antibacterial envelope device;
●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or damages payable (to the extent above the applicable insurance coverage), for example, in connection with lawsuits and claims involving the FiberCel Recall or VBM Recall;
●	the cost and timing of additional regulatory approvals or certifications;
●	costs associated with any product recall;
●	the effect of competing technological and market developments;

●	the expenses we incur in manufacturing and selling our products;
●	the costs of developing and commercializing new products or technologies;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company; and
●	unanticipated general, legal and administrative expenses.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including any recession, economic slowdown or disruption of credit markets. During the year ended December 31, 2024, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. These events, and any financial crisis that may occur in the future, could make it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. As a result, hospitals and healthcare systems may curtail and reduce capital and overall spending, which may have a significant adverse effect on our business.

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

Even if we are successful in obtaining the required regulatory clearance, there can be no assurances that we will be able to achieve market acceptance or that we will able to realize the intended benefits from commercializing this product candidate.  In addition, we will be required to invest additional time and resources to address the outstanding items and provide the additional data requested to FDA, which could divert management’s attention from core business and result in additional research and development expenses. For instance, on June 14, 2024, we received written notice from the FDA that it had reviewed our premarket notification report filed under Section 510(k) of the Federal Food, Drug and Cosmetic Act of 2022 related to the antibacterial envelope device known during development as CanGarooRM, and now known as EluPro, that the FDA had determined “substantial equivalence” with respect to such device, and that such device may be marketed and sold subject to the general controls provisions of that law.  In order for Elutia to capitalize on such clearance however, the company will have to invest time and resources into commercializing and marketing EluPro in order to increase its sales and market penetration, and to leverage the company’s drug-eluting bioenvelope technology into potential adjacent applications.  These efforts will require significant investments.  There can be no guarantee that Elutia will have or be able to obtain sufficient resources to make the necessary investments, or that if made, such investments will yield the results sought.

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

We may not realize all of the potential consideration associated with the sale of our Orthobiologics Business.

On November 8, 2023, we completed the sale of the assets of our former Orthobiologics Business to Berkeley. In the sale, we received $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close.

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

We obtain some of our raw materials from a limited group of suppliers and, for reasons of quality assurance, cost-effectiveness, availability or constraints resulting from regulatory requirements, we rely on a single supplier, Cook, to source the SIS ECM biomaterial used to manufacture EluPro, CanGaroo and our Cardiovascular products. Additionally, with the sale of our Orthobiologics Business in November 2023 to Berkeley, we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have contract manufacturing relationship with Berkeley under which we receive SimpliDerm. At present, Berkeley is our single source of supply for SimpliDerm, but we are evaluating additional options for supply redundancy.

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

A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or supplies, could have a material and adverse effect on our business, financial condition, results of operations and cash flows. One or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing of equipment, supplies, products or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner, and could have a material adverse effect on our business, financial condition and results of operations. Any casualty, natural disaster or other disruption of any of our sole-source suppliers’ operations or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business, financial condition and results of operations. In addition, if a change in manufacturer results in a significant change to any product, a new 510(k) clearance from the FDA or similar international regulatory authorization, or certification may be necessary before we implement the change, which could cause substantial delays.

A substantial portion of our net sales is generated through our commercial partners and independent sales agents, which subjects us to various risks.

We currently rely on the efforts of our commercial partners and independent sales agents to generate a substantial portion of our net sales, and we expect to continue to rely on these third parties to generate a substantial portion of our net sales in the future while we work to grow our direct sales force. For example, we have commercial agreements with major medical device companies, including Boston Scientific, Tiger and LeMaitre Vascular. As a result, the impairment or termination of these relationships for any reason, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, has and could in the future materially and adversely affect our ability to generate revenue and profits. Because our commercial partners and independent sales agents control the relationships with our end customers, if our relationship with any commercial partner or independent sales agent ends, we will likely also lose our relationship with their customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representatives and other employees of our commercial partners and independent sales agents to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our commercial partners and independent sales agents do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with a partner. Because we do not control the sales representatives and other employees of our commercial partners, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we do not have staff in many of the areas covered by our commercial partners and independent sales agents, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our commercial partners and independent sales agents, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our commercial partners and independent sales agents that are beyond our control could adversely impact sales in that territory or result in harm to the reputation of the Company or our products or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our commercial partners and independent sales agents would make it difficult for us to replace a commercial partner or independent sales agent we believe is underperforming.

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

Medical technology companies, healthcare systems and group purchasing organizations (“GPOs”) have intensified competitive pricing pressure as a result of industry trends and new technologies. The healthcare system is under significant financial pressure to reduce costs, and rising healthcare costs have resulted in numerous cost reform initiatives by legislators, regulators and third-party payors. This cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power and, as a result, purchasing decisions are increasingly shifting to hospitals, integrated delivery networks (“IDNs”) and other hospital groups, and away from individual surgeons and physicians. Many existing and potential facility customers for our products within the United States are members of GPOs and IDNs, including accountable care organizations or public-based purchasing organizations, and our business is partly dependent on contracts with these organizations. Purchases of our products can be contracted under national tenders or with larger hospital GPOs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process and, at any given time, we are typically in various stages of responding to bids and negotiating and renewing GPO and IDN agreements. Bids are generally solicited from multiple manufacturers or service providers with the intention of obtaining lower pricing. Due to the highly competitive nature of the bidding process and the GPO and IDN contracting processes in the United States, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Furthermore, GPO and IDN contracts are typically terminable without cause upon 60 to 90 days’ notice. In addition, while having a contract with a major purchaser for a given product category can facilitate sales, there can be no guarantee that sales volumes for those products will be maintained. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category and, even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN are generally free to purchase from other suppliers. If we are unable to maintain and renew our contracts with our current GPO and IDN customers and negotiate contracts with new customers on favorable terms, or if sales volumes under these agreements decline, our business, financial condition and results of operations could be materially and adversely affected.

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

We do not have redundant facilities. The SIS ECM biomaterial used in our medical device products are manufactured by Cook at their facility in West Lafayette, Indiana and converted to a finished product at our facility in Roswell, Georgia. Regulatory approvals or certifications of our products are limited to one or more specifically approved manufacturing facilities. As a result, if we fail to produce enough of a product at a facility, or if any of our production facilities were to be shut down or otherwise become unavailable for any reason, finding alternative manufacturing capabilities and obtaining the necessary regulatory approvals or certifications would require a considerable amount of time and expense and would cause a significant disruption in service to our customers.

Disruption to our facilities could arise for a variety of reasons, including technical, labor or other difficulties, equipment malfunction, contamination, the failure of our employees to follow specific protocols and procedures, the destruction of, or damage to, any facility (as a result of a natural or man-made disaster, including, but not limited to, a tornado, flood, fire, power outage or other event), quality control issues or other reasons. Any disruption in the operation of our facilities as a result of any of the above could impair our product development and commercialization efforts and result in lost sales, lost customers and harm to our reputation, any of which would negatively impact our growth prospects and profitability and have a material adverse effect on our business, financial condition and results of operations. In addition, certain of these events, such as natural or man-made disasters, would cause us to incur additional losses, including the time and expense required to repair and/or replace our equipment and to rebuild our inventory. Our insurance for damage to our property and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

Many hospitals and clinics in the United States belong to GPOs, which typically incentivize their hospital members to make a relatively large proportion of purchases of similar products from a limited number of vendors that have contracted to offer discounted prices. Such contracts often include exceptions for purchasing certain innovative new technologies, however. Accordingly, the commercial success of our products may also depend to some extent on our ability to either negotiate favorable purchase contracts with key GPOs and/or negotiate direct pricing with hospitals and clinics.

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

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. We had two recalls in products formerly distributed through our recently divested Orthobiologics Business – one in June 2021 and one in July 2023. These recalls had negative effects on our business, financial condition and results of operations and resulted in a number of lawsuits filed against us as discussed under the risk factor“We face significant litigation related to our FiberCel and Viable Bone Matrix recalls, and have no more insurance coverage on the FiberCel recall” included in this Annual Report. Any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, could also have a negative impact on our business, financial condition and results of operations, and this effect may be material.

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

We have net operating losses and other tax attributes, including net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $129.3 million and state NOLs of approximately $46.9 million as of December 31, 2024. If not utilized, $17.7 million of our NOLs will begin to expire for federal income tax purposes beginning in 2036, and our state NOLs will expire beginning in 2030. Our ability to utilize our federal NOLs will depend on our future income, and there is a risk that our NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

Before we can market or sell a new medical device or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) or approval of an application for premarket approval, or PMA, unless an exemption applies. In the United States, we have obtained 510(k) premarket clearance from the FDA to market products such as our EluPro, CanGaroo, VasCure, ProxiCor and Tyke products. In the 510(k) premarket clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support a finding of substantial equivalence. Under certain conditions, a medical device is required to be approved under a PMA before it may be legally marketed. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, nonclinical, clinical study, manufacturing and labeling data.

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

The FDA's, foreign regulatory authorities', and notified bodies' ability to review and approve new products is influenced by various factors, including government budget, policy changes, and personnel availability. Average review times have fluctuated in recent years, and disruptions, such as government shutdowns and furloughs, can impede the clearance and approval process. Prolonged government shutdowns or pandemic-related disruptions could significantly affect the timely review of our regulatory submissions, posing a material adverse effect on our business.

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

EluPro, CanGaroo and SimpliDerm are the only current products covered by issued patents. We rely on unpatented trade secrets and know-how for several of our current products to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect and enforce against third parties. Accordingly, we cannot be certain that these intellectual property rights will provide us with adequate protection or enable us to prevent third parties from developing or commercializing competitive products.

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

We are a party to license agreements under which we are granted rights to intellectual property that is important to our business, and we may need to enter into additional license agreements in the future. We rely on these licenses in order to be able to use and sell various proprietary technologies that are material to our business, as well as technologies we intend to use in our future commercial activities. For example, we expect that we will be dependent on our licensing arrangements with Cook, relating to EluPro, CanGaroo and our cardiovascular products. Our rights to use these technologies and the inventions claimed in the licensed patents are subject to the continuation of and our compliance with the terms of those license agreements. Our existing license agreements impose, and we expect that future license agreements will also impose on us, various diligence obligations, milestone payments, royalties and other obligations. If we fail to comply with our obligations under these agreements, or if we are subject to a bankruptcy proceeding, the licensor may have the right to terminate the license, in which case we would not be able to market products covered by the license, which would adversely affect our business, financial condition and results of operations.

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

The market price of our Class A common stock is likely to be highly volatile and may fluctuate substantially due to a variety of factors, many of which are outside of our control, including, among other things:

●	our ability to successfully commercialize, market and sell our newly approved EluPro antibacterial envelope device;

●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
●	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
●	product liability claims, other litigation or regulatory investigations;
●	annual or quarterly variations in our results of operations or those of others in our industry, or results of operations that otherwise vary from those expected by securities analysts and investors;
●	publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
●	announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
●	additions or departures of key management personnel;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	the development and sustainability of an active trading market for our Class A common stock;
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
●	other factors discussed in this Part I, Item 1A. “Risk Factors” of our Annual Report.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance. If the market price of shares of our Class A common stock does not ever exceed the price you paid for your shares, you may not realize any return on your investment in us and may lose some or all of your investment.

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

As of December 31, 2024, our principal stockholder, HighCape Partners L.P. and its affiliates, held approximately 29.5% of our outstanding Class A common stock. As a result, HighCape Partners L.P. and its affiliates are able to significantly influence the management and affairs of our company and the outcome of most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such change in control would benefit our other stockholders, thereby depriving our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets. Conversely, these stockholders may pursue acquisitions, divestitures and other transactions that, in their judgment, could enhance the value of their investment, even though such transactions might involve risks to you. Even in the absence of any actual conflict of interest, the degree of control possessed by these stockholders may affect the prevailing market price of our Class A common stock due to investors’ perceptions that such conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders and may impair your ability to realize any return on your investment in us and may impair your ability to avoid losing some or all of your investment.

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

As of December 31, 2024, we had outstanding approximately 30.9 million shares of Class A common stock, of which 21.0 million shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act and approximately 9.9 million shares were held by our affiliates and eligible for resale subject to volume, manner of sale and other limitations under Rule 144.  Additionally, we had outstanding approximately 4.3 million shares of Class B common stock which may be converted on a one to one basis into shares of Class A common stock, of which all were freely tradable and held by persons other than our “affiliates.” We also have registered shares of our Class A common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements and volume limitations applicable to affiliates.

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

You may be diluted by the future issuance of additional common stock in connection with any future public or private offerings of our securities, our incentive plans, acquisitions or otherwise.

As of December 31, 2024, we had 169,102,768 shares of Class A common stock authorized but unissued and 15,686,594 shares of Class B common stock authorized but unissued. We are authorized under our certificate of incorporation to issue these shares of common stock and other securities convertible into or exercisable or exchangeable for shares of our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2024, we had a total of 3,220,991 shares of our Class A common stock issuable upon the exercise of outstanding options under our 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) and our Amended and Restated 2020 Incentive Award Plan (the “2020 Plan”) at a weighted average exercise price of  $5.23 per share, 1,806,344 of which were vested as of such date, 1,417,123 shares of Class A common stock issuable upon the settlement of RSUs granted under our 2020 Plan to several of our executive officers, employees and consultants, 396,561 additional shares of our Class A common stock reserved for future issuance under our 2020 Plan, not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 Plan pursuant to provisions in the 2020 Plan that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder, and 471,126 shares of our Class A common stock available for future issuance under our 2020 Employee Stock Purchase Plan (the “2020 ESPP”), not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 ESPP pursuant to provisions in the 2020 ESPP that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder. Additionally, as of December 31, 2024, we had total warrants outstanding of 4,486,295 to purchase our Class A common stock comprised of up to 187,969 warrants issued to the lender under the SWK Loan Facility and 4,298,326 warrants issued to investors in our September 2023 Class A common stock private placement or June 2024 Class A common stock registered direct offering. In addition, subsequent to the end of 2024, on February 4, 2025, the Company sold, in a registered direct offering, an aggregate of 5,520,000 shares of Class A common stock and prefunded warrants to purchase up to an aggregate of 480,000 shares of Class A Common Stock. Any additional shares of common stock that we issue, including under our 2020 Plan, 2020 ESPP or other equity incentive plans that we may adopt in the future, or as a result of any exercise of outstanding warrants, would dilute the percentage ownership and voting power held by investors who purchase our common stock. In the future, we may also issue additional securities if we need to raise capital to finance our ongoing operations, including our efforts to commercialize, market and sell EluPro, or in connection with acquisitions or other strategic investments, which securities could constitute a material portion of our then-outstanding shares of our common stock.

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

With respect to emerging growth companies, these exemptions include:

●	the option to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with a correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
●	not being required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us and our business. We do not control these analysts. We may be slow to attract research coverage and the analysts, who publish information about our Class A common stock, may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If no or few securities or industry analysts provide coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our financial performance, our stock price or otherwise, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

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

Our cybersecurity risk management program is supervised by our Director of Information Systems, who has over 20 years of relevant experience, and whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes, as well as managing the Company’s information security and risk management awareness program.

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

Board Oversight of Cyber Risk

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee, comprised solely of independent directors. The Audit Committee reviews and discusses our cybersecurity risks and threats and provides advice and guidance on the adequacy of the Company’s initiatives on, among other things, cybersecurity risk management. Periodic updates are provided to the Audit Committee on, among other things, our cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. We also engage third parties to periodically evaluate and audit aspects of our information security programs, including by conducting vulnerability assessments and penetration testing. These partnerships enable us to leverage specialized knowledge and insights, with the goal of ensuring our cybersecurity strategies and processes remain current. The results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.

We face a number of cybersecurity risks in connection with our business. Due to evolving cybersecurity threats, it has been and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. We may also rely on information technology and third-party vendors to support our operations, including to collect and store sensitive data. Despite ongoing efforts to continued improvement of our ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences.

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

Item 2.      Properties.

Our principal executive office at December 31, 2024 is located in Silver Spring, Maryland, where we lease approximately 5,052 square feet of office and laboratory space under a lease that expires in May 2025. We also occupy approximately 12,888 square feet of manufacturing and office space in Roswell, Georgia under a lease that expires in July 2029 (with an early termination right in October 2026), and 2,391 square feet for administrative space in San Diego, California that expires in February 2026. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed. Additionally, in March 2025, we signed a lease for 26,598 square feet in Gaithersburg, Maryland. This new facility will become our principal executive office and be utilized for office, manufacturing and laboratory space. We expect to occupy this new facility in the second quarter of 2025. This lease expires in January 2036 with early termination dates in 2029 and 2033.

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

Stockholders

As of March 3, 2025, there were approximately 29 holders of record of our Class A common stock and two affiliated holders of record of our Class B common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Reserved.

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

We estimate that in 2024, more than 700,000 surgical procedures were performed annually in the United States involving the implantation of medical devices such as pacemakers, defibrillators, neurostimulators or tissue expanders for breast reconstruction. This number has been driven by advances in medical device technologies, reimbursement models focused on patient outcomes, and an aging population with a growing incidence of comorbidities, including diabetes, obesity and cardiovascular and peripheral vascular diseases. These comorbidities can exacerbate various immune responses and contribute to other complications upon device implant.

Our products are targeted to address unmet clinical needs with the goal of promoting healthy tissue formation and avoiding complications associated with medical device implants, such as scar tissue formation, capsular contraction, erosion, migration and infection. We currently focus on two priority markets – Device Protection and Women’s Health.

In Device Protection, we sell EluPro, a unique bioenvelope designed to mitigate CIED complications including infection, device migration and erosion. The bioenvelope features a biomatrix comprised of ECM, which supports healthy wound healing and may facilitate re-operative procedures by reducing scar formation and fibrosis. Additionally, EluPro is embedded with the powerful antibiotics rifampin and minocycline, which are gradually released into the surrounding tissue over several weeks post-implantation to provide antimicrobial protection. Currently, EluPro is the only drug-eluting biomatrix (“DEB”) offering in the U.S. implantable electronic device protection market. Alongside EluPro, we market the CanGaroo bioenvelope, our first generation product, which uses the same biomatrix but does not contain antibiotics.

In Women’s Health, we have developed both patented and proprietary technologies, culminating in the creation of SimpliDerm—a novel biological matrix that leverages the inherent science of natural healing processes. SimpliDerm’s design uses human-based hydrated acellular dermal matrix with heightened structural integrity and superior handling capabilities, which may mitigate inflammation and enhance tissue incorporation, leading to a better healing experience as compared to other ADM products. We believe that these acellular dermal matrices represent an ideal choice for tissue repair and reconstruction, finding applications in fields such as breast reconstruction, sports medicine, hernia repair and trauma reconstruction.

With respect to pipeline products, we plan to expand our DEB offerings beyond EluPro and are pioneering DEBs to help solve problems unaddressed by available options. We also intend to leverage our DEB platform technology by developing and commercializing products for markets with similar unmet needs, including breast reconstruction and neurostimulation.

We sell EluPro and CanGaroo in the United States using our direct sales force and our commercial partner, Boston Scientific, which acts as a sales agent and gives us access to approximately 900 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Our primary customers are electrophysiologists, cardiac surgeons and neurosurgeons. Our direct sales force is focused on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provides the critical knowledge of the advantages that EluPro and CanGaroo provide for patients over those of our competitors. We ship the product directly to hospitals.

We sell SimpliDerm through independent sales agents to plastic and reconstructive surgeons. Additionally, in March 2023, we entered into an agreement with Sientra, a medical aesthetics company uniquely focused on plastic surgery, to expand the distribution of SimpliDerm. In April 2024, such agreement was acquired by Tiger in connection with their asset acquisition of Sientra. Under the agreement terms, Elutia has granted Tiger certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm. This agreement with Tiger gives us access to approximately 50 sales representatives to further expand our footprint and accelerate our sales.

We also sell legacy products into the Cardiovascular market. In Cardiovascular, we sell our specialized porcine small intestine submucosa, which is based on the same the biomatrix used to make EluPro and CanGaroo, for use as an intracardiac and vascular patch as well as for pericardial reconstruction. In addition, our TYKE product is designed for use in the neonatal patient population. These cardiovascular products are sold in the United States through an exclusive distribution agreement with LeMaitre Vascular. This agreement also provided LeMaitre with an option to acquire the Cardiovascular product line, exercisable through March 2026.

We produce all of our CanGaroo and cardiovascular products at our manufacturing facility in Roswell, Georgia and stock inventory of raw materials, supplies and finished goods at this location. We rely on a single or limited number of suppliers for certain raw materials and supplies. We have a long-term supply agreement with Cook, the porcine tissue supplier of our raw materials for our CanGaroo and cardiovascular products. SimpliDerm has historically been processed by us at our Richmond, California facility; however, that facility was included with the divestiture of the Orthobiologics Business, and SimpliDerm is now provided to us on a go-forward basis through a long-term supply agreement with the purchaser of the Orthobiologics Business, Berkeley Biologics, LLC (“Berkeley”). We also intend to develop our own in-house capability for the production of SimpliDerm. To this end, in March 2025, we signed a lease for 26,598 square feet in Gaithersburg, Maryland for purposes of, among other things, the internal production of SimpliDerm. We expect to be able to internally produce SimpliDerm by the third quarter of 2025.

We have focused much of our attention recently on EluPro, which was cleared for marketing by the FDA in June 2024 and is indicated for use with implantable electronic devices including cardiac and neurostimulator devices. We believe the Company’s success is highly dependent on the successful commercialization, marketing and sale of EluPro, as well as the extension of our DEB technology into potential adjacent applications. Furthermore, we believe the commercialization and marketing efforts with respect to EluPro will require significant investments in time and resources. However, there can be no assurance that we will have or be able to obtain sufficient resources to make the necessary investments in order to increase the sales and market penetration for EluPro, or that if made, such investments will yield the results sought.

Discontinued Operations – Sale of Orthobiologics Business

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of our Orthobiologics segment. In the sale, we received $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against us. In the purchase agreement, the Company has retained the liabilities arising out of the viable bone matrix (“VBM”) and FiberCel matters, as described in Note 17, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Should we receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

Product Recalls

In June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product formerly manufactured under a contract with Medtronic PLC, which also distributed the product. The recall was issued after learning of postsurgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis. Additionally, in July 2023, we announced a voluntary recall of a single lot of one of our VBM products and the market withdrawal of all of our VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after we learned of post-surgical tuberculosis infections in two patients treated with product from a single donor lot of our VBM product. Both of these products were part of our Orthobiologics Business, which we have fully divested as described above. These product recalls and the associated legal proceedings in which we are involved as well as their possible future financial implications are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements, included elsewhere in this Annual Report.

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

Impact of Inflation

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2024 and 2023. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. Our Device Protection products are sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents. Our cardiovascular products are sold domestically through a distribution agreement with LeMaitre Vascular and were previously sold internationally through commercial partners. Our Women’s Health products are sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Tiger.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Over the last several years, our product development efforts have primarily related to activities associated with the development of EluPro (referred to as CanGarooRM during development), our initial DEB product offering. See above Part I, Item 1, “Business” for discussion of the June 2024 FDA clearance of EluPro. Future development efforts are expected to focus on (i) expanding our EluPro offering with additional sizes and product features, (ii) developing new products within the DEB product portfolio and (iii) conducting clinical studies to validate the performance characteristics of our products and to capture patient data necessary to support our commercial efforts.

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024		2023		Change 2023 / 2024
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$24,375	100.0%	$24,745	100.0%	$(370)	(1.5)%
Cost of goods sold	13,668	56.1%	13,692	55.3%	(24)	(0.2)%
Gross profit	10,707	43.9%	11,053	44.7%	(346)	(3.1)%
Sales and marketing	12,546	51.5%	13,087	52.9%	(541)	(4.1)%
General and administrative	18,659	76.5%	14,104	57.0%	4,555	32.3%
Research and development	3,785	15.5%	4,399	17.8%	(614)	(14.0)%
Litigation costs, net	11,368	46.6%	9,989	40.4%	1,379	13.8%
Total operating expenses	46,358	190.2%	41,579	168.0%	4,779	11.5%
Loss from continuing operations	(35,651)	(146.3)%	(30,526)	(123.4)%	(5,125)	(16.8)%
Interest expense	4,779	19.6%	5,796	23.4%	(1,017)	(17.5)%
Loss on revaluation of warrant liability	14,878	61.0%	4,140	16.7%	10,738	259.4%
Other (income) expense, net	(1,186)	(4.9)%	759	3.1%	(1,945)	NM
Loss before provision of income taxes	(54,122)	(222.0)%	(41,221)	(166.6)%	(12,901)	(31.3)%
Income tax expense	7	0.0%	28	0.1%	(21)	(75.0)%
Net loss from continuing operations	(54,129)	(222.1)%	(41,249)	(166.7)%	(12,880)	(31.2)%
Income from discontinued operations	180	0.7%	3,593	14.5%	(3,413)	(95.0)%
Net loss	$(53,949)	(221.3)%	$(37,656)	(152.2)%	$(16,293)	(43.3)%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Years Ended December 31,
	2024		2023
		% of Net		% of Net	Change
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device Protection	$9,907	40.6%	$9,401	38.0%	$506	5.4%
Women's Health	11,553	47.4%	10,304	41.6%	1,249	12.1%
Cardiovascular	2,915	12.0%	5,040	20.4%	(2,125)	(42.2)%
Total Net Sales	$24,375	100.0%	$24,745	100.0%	$(370)	(1.5)%

Total net sales decreased $0.4 million, or 1.5%, to $24.4 million in the year ended December 31, 2024 compared to $24.7 million in the year ended December 31, 2023. Revenues from Device Protection and Women’s Health increased compared to the corresponding period of the prior year due to volume growth, but such increases were offset by a decrease in revenues from Cardiovascular due to lower sales volumes in the current year as well as the commencement in April 2023 of our distribution agreement with LeMaitre Vascular which provides for sales at a contracted  price to the distributor versus sales prior to such agreement being made at end-user pricing. Revenues from EluPro, which are within the Device Protection segment, commenced in September 2024 (after its FDA clearance in June 2024) and contributed to the segment’s current year sales increase. EluPro revenues as well as overall Device Protection revenues are expected to continue to grow as we further commercialize this product in 2025.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Year Ended December 31,
	2024		2023
		Gross		Gross	Change 2023 / 2024
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device Protection	$3,594	63.7%	$2,836	69.8%	$758	(6.1)%
Women's Health	5,568	51.8%	5,902	42.7%	(334)	9.1%
Cardiovascular	1,108	62.0%	1,556	69.1%	(448)	(7.1)%
Cost of goods sold, excluding intangible asset amortization	10,270	57.9%	10,294	58.4%	(24)	(0.5)%
Intangible asset amortization expense	3,398	(13.9)%	3,398	(13.7)%	—	(0.2)%
Total Cost of Goods Sold	$13,668	43.9%	$13,692	44.7%	$(24)	(0.7)%

Total cost of goods sold was unchanged at $13.7 million for both the years ended December 31, 2024 and 2023. Gross margin was 43.9% in the year ended December 31, 2024 compared to 44.7% in the year ended December 31, 2023. Gross margin, excluding intangible asset amortization, was 57.9% in the year ended December 31, 2024 compared to 58.4% in the year ended December 31, 2023. The slight decline in gross margin was primarily due to the Cardiovascular business which decreased due to the commencement of the LeMaitre Vascular distribution agreement described above. Gross margin in the Device Protection segment is expected to slightly decline in 2025 versus 2024 due to a higher percentage of the revenues in such segment coming from EluPro and shifting away CanGaroo. Until we can achieve certain economies of scale and fully implement other cost reduction opportunities, our gross margins on EluPro will be lower than CanGaroo.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $0.6 million, or 4.1%, to $12.5 million in the year ended December 31, 2024 compared to $13.1 million in the year ended December 31, 2023. As a percentage of sales, sales and marketing expenses decreased to 51.5% in the year ended December 31, 2024 from 52.9% in the year ended December 31, 2023. The decrease in expense was largely attributable to a reduction in force which occurred in the first quarter of 2023 and primarily impacted certain members of sales and marketing management. Such decrease from the reduction in force was partially offset by an increase in expense from the non-cash equity compensation grants made in January 2024. We anticipate that our sales and marketing costs will increase in 2025 versus 2024 as we continue to commercialize EluPro.

General and Administrative

G&A expenses increased $4.6 million, or 32.3%, to $18.7 million in the year ended December 31, 2024 compared to $14.1 million in the year ended December 31, 2023. As a percentage of net sales, G&A expenses increased to 76.5% in the year ended December 31, 2024 from 57.0% in the year ended December 31, 2023. The increase in expense resulted largely from the non-cash equity compensation grants made in January 2024.

Research and Development

R&D expenses decreased to $3.8 million in the year ended December 31, 2024 compared to $4.4 million in the year ended December 31, 2023. Over the last several years, our R&D efforts have primarily related to activities associated with the development of EluPro (referred to as CanGarooRM during development). With the FDA’s approval of EluPro in June 2024, the related costs were less in the year ended December 31, 2024 versus the prior year’s comparable period.

Increases in non-cash equity compensation recognized in 2024 served to partially offset the EluPro development cost decrease noted above.

Litigation Costs, net

Litigation costs, net increased to $11.4 million in the year ended December 31, 2024 compared to $10.0 million in the year ended December 31, 2023. The continued evaluation and settlements of our FiberCel and VBM contingent litigation liabilities along with increases in legal defense costs resulted in higher expenses in the 2024 period. Such increase was partially offset by our recovery in September 2024 of $1.6 million in connection with the settlement of certain disputed indemnity and contribution amounts related to the FiberCel Litigation. See further discussion in Note 17 to the consolidated financial statements included elsewhere in this Annual Report.

Interest Expense

Interest expense was approximately $4.8 million in the year ended December 31, 2024 compared to $5.8 million in the year ended December 31, 2023. The decrease was primarily due to lower principal outstanding on the SWK debt in the current year period as a result of mandatory repayments in connection with our sale of the Orthobiologics Business in November 2023.

Discontinued Operations

Income from discontinued operations for the year ended December 31, 2024 was $0.2 million and the loss from discontinued operations for the year ended December 31, 2023 was $3.6 million.  See Notes 1 and 4 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.

Other (Income) Expense, net

Other (income) expense, net was income of approximately $1.2 million in the year ended December 31, 2024 and was primarily attributable to the $1.4 million gain on the revaluation of our Revenue Interest Obligation to Ligand. See Note 11 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Other (income) expense, net was an expense of approximately $0.8 million in the year ended December 31, 2023 and was attributable to the transaction fees incurred in connection with the 2023 Private Offering which were allocated to the Common Warrants (defined below) and Prefunded Warrants (defined below). See Note 14 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the years ended December 31, 2024 and 2023 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Year Ended
	December 31,
	2024	2023
Net sales	$24,375	$24,745
Cost of goods sold	13,668	13,692
Gross profit	10,707	11,053
Intangible asset amortization expense	3,398	3,398
Gross profit, excluding intangible asset amortization	$14,105	$14,451
Gross margin	43.9%	44.7%
Gross margin, excluding intangible asset amortization	57.9%	58.4%

Seasonality

Historically, we have experienced seasonality in our first and fourth quarters, and we generally expect this trend to continue but may also see quarter-to-quarter fluctuations that are inconsistent with this trend. We have experienced and may in the future experience higher sales in the fourth quarter as a result of hospitals in the United States increasing their purchases of our products to coincide with the end of their budget cycles. Satisfaction of patient deductibles throughout the course of the year also results in increased sales later in the year, once patients have paid their annual insurance deductibles in full, which reduces their out-of-pocket costs. Conversely, our first quarter generally has lower sales than the preceding fourth quarter as patient deductibles are re-established with the new year, which increases their out-of-pocket costs.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of approximately $13.2 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics Business and proceeds from a follow-on offering and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. Such commercial infrastructure costs are likely to become more significant in the future as we further commercialize the newly approved EluPro product. As of December 31, 2024, our accumulated deficit was $229.6 million.

Subsequent to year-end, on February 4, 2025, we sold, in a registered direct offering (“2025 Registered Offering”) an aggregate of (i) 5,520,000 shares of our Class A common stock and (ii) prefunded warrants (“2025 Prefunded Warrants”) to purchase up to an aggregate of 480,000 shares of Class A Common Stock. The public offering price for each share of Class A Common Stock was $2.50, and the public offering price for each 2025 Prefunded Warrant was $2.499, for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses. The 2025 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full.

On June 18, 2024, we sold, in a registered direct offering (“2024 Registered Offering”) an aggregate of (i) 3,175,000 shares of our Class A common stock and (ii) prefunded warrants (“2024 Prefunded Warrants”) to purchase up to an aggregate of 725,000 shares of Class A Common Stock. The public offering price for each share of Class A Common

Stock was $3.40, and the public offering price for each 2024 Prefunded Warrant was $3.399, for aggregate gross proceeds of approximately $13.3 million, before deducting offering expenses. The 2024 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full.

On September 21, 2023, we sold, in a private offering (“Private Offering”) an aggregate of (i) 6,852,811 units (“Common Units”), each comprised of (a) one share of our Class A common stock and (b) a warrant (“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“2023 Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the 2023 Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant was exercisable until July 31, 2024, the date which was 30 trading days after the clearance by the FDA of the Company’s EluPro product, at an exercise price per share of $1.4275. All Common Warrants were exercised by such date yielding exercise proceeds of $15.7 million in 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. Each 2023 Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to us).

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

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock, such as the 2025 Registered Offering, 2024 Registered Offering and Private Offering described above, pursue asset sale or other transactions, such as the sale of the Orthobiologics Business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements.

Cash Flows for the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Net cash used in:
Operating activities	$(22,657)	$(21,761)
Investing activities	(474)	14,208
Financing activities	17,094	9,840
Net increase (decrease) in cash	$(6,037)	$2,287

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31 2024 was $22.7 million compared to $21.8 million for the year ended December 31, 2023. The year-over-year increase was primarily due to cash disbursed in satisfaction of FiberCel legal settlements and related defense costs. In the second half of 2024, our insurance available to cover such costs was fully utilized.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $0.4 million compared to net cash provided by investing activities of $14.2 million for the year ended December 31, 2023. The current year period mainly reflects the purchase of property and equipment for our production facilities. The prior year period’s cash generation resulted from the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley which yielded proceeds of $14.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $17.1 million compared to $9.8 million for the year ended December 31, 2023. Both years included proceeds from the issuance of common stock ($12.4 million in 2024 and $10.1 million in 2023); however, the year ended December 31, 2024 also included the proceeds from the exercise of Common Warrants yielding exercise proceeds of $15.7 million. Such cash infusions in 2024 were offset by payments on our Ligand revenue interest obligation which totaled $7.4 million during the year ended December 31, 2024.

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million was made on the Closing Date with the additional $4 million drawn on December 14, 2022. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date. As of December 31, 2024, we had $23.5 million of indebtedness outstanding under our SWK Loan Facility and an exit fee liability to SWK of $0.9 million, with such balances being net of $0.5 million of unamortized discount and deferred financing costs.

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

Mandatory Prepayments

The SWK Loan Facility Agreement requires certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility) to the Company’s total gross profit (as defined in the SWK Loan Facility) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. The closing of the sale of the Orthobiologics Business in November 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture of the Orthobiologics Business in 2023 and the remainder was paid on February 15, 2024 based on mutual agreement between the parties. No other such mandatory prepayments were required in the year ended December 31, 2024.

Optional Prepayment

The agreement, as amended, governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500.

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2025. Principal payments during the amortization period will be limited based on revenue-based caps. As of December 31, 2024, quarterly principal payments will be in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity.

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

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Elutia. As of December 31, 2024, we were in compliance with the financial covenants and all other covenants.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further commercialize EluPro and expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

As of December 31, 2024, we had $23.9 million of indebtedness outstanding, consisting of $23.5 million outstanding under our SWK Loan Facility and $0.9 million of exit fee liabilities, net of  $0.5 million of unamortized discount and deferred financing costs. Such indebtedness currently has a principal payment commencement date of November 15, 2025, with quarterly principal payments in an amount equal to 5% of the outstanding principal. In addition, we are party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to a long-term obligation to Ligand (the “Revenue Interest Obligation”). The Revenue Interest Obligation, as amended in January 2024, requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, such as EluPro, through May 31, 2027, subject to annual minimum payments of $4.4 million.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	the cost of fully commercializing our EluPro product;
●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;

●	the costs of defending against or the damages payable in connection with the FiberCel Litigation, associated litigation related to indemnity claims by other defendants to the FiberCel Litigation and any future litigation that we may be subject to (to the extent above the applicable insurance coverage);
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses in the future, although we may currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above from any pandemic, epidemic or outbreak of infectious disease or any other public health crisis.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including those related to inventories, receivables, long-lived assets, stock-based awards, revenue interest obligation, the warrant liability, the contingent liability for legal proceedings and deferred income taxes. Actual results may differ from those estimates. We have identified the following critical accounting policies:

Revenue Recognition

We enter into contracts to primarily sell and distribute products to healthcare providers or commercial partners. Revenue is recognized when we have met our performance obligations pursuant to our contracts with our customers in an amount that we expect to be entitled to in exchange for the transfer of control of the products to our customers. For all product sales, we have no further performance obligations and revenue is recognized at the point control transfers which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of our product revenue is generated from consigned inventory maintained at hospitals and from inventory physically held by distributors and direct sales representatives. For these types of products sales, we retain control until the product has been used or implanted, at which time revenue is recognized.

We elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by us are included in sales and marketing costs.

Contracts with customers state the final terms of the sale, including the description, quantity, and price of each implant distributed. The payment terms and conditions in our contracts vary; however, as a common business practice, payment terms are typically due in full within 30 to 60 days of delivery. We, at times, extend volume discounts to customers.

Inventory Valuation

Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined using the average cost method. At each balance sheet date, we also evaluate inventories for excess quantities, obsolescence or shelf life expiration. This evaluation includes analysis of our current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions and a review of the shelf life expiration dates for products. To the extent that we determine there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust the carrying value of the inventory to its estimated net realizable value.

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

Valuation of Purchased Intangible Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets. We periodically evaluate the period of amortization for purchased intangible assets to determine whether current circumstances warrant revised estimates of useful lives. We review our purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. Impairment exists when the carrying value of our asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results.

Revenue Interest Obligation

In 2017, we completed an asset purchase agreement with CorMatrix and acquired all of the CorMatrix commercial assets and related intellectual property. As part of this acquisition, we entered into a royalty agreement with Ligand pursuant to which we assumed the Revenue Interest Obligation, with an estimated present value on the acquisition date of $27.7 million. The terms of the Revenue Interest Obligation, as amended in January 2024, require us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, through May 31, 2027, subject to annual minimum payments of $4.4 million. Furthermore, a $5.0 million payment will be due if cumulative sales exceed $300 million or the assets related to CanGaroo and any substantially similar products undergo a change of control during the ten-year term of the agreement which expires on May 31, 2027.

We have estimated the fair value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of the net present value of future payments, with changes to be recorded in the consolidated statements of operations. The January 2024 amendment to the Revenue Interest Obligation changed the timing and extent of our future payments to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the year ended December 31, 2024. The resulting gain was recognized as other income in the accompanying consolidated statement of operations. There was no change to estimated future payments during the year ended December 31, 2023, and thus, no re-measurement gain or loss was recognized. The estimation of future sales and the possible attainment of sales milestones is subject to significant judgment. Different judgments would yield different valuations of the Revenue Interest Obligation and these differences could be significant.

Contingent Liability for Legal Proceedings

We review every lawsuit and claim and are in contact with outside counsel on an ongoing basis in determining our Contingent Liability for Legal Proceedings. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, we do not record a liability, but instead disclose the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made.

An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim. The provision for litigation claims is based upon many factors, which vary for each case. These factors include (i) the extent of the injuries incurred, (ii) recent experience on settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the estimated liability.  While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates and such differences may be material.

Warrant Liability

We account for warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The 2024 Prefunded Warrants from the Registered Offering and the Common Warrants and the 2023 Prefunded Warrants from the Private Offering (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other (income) expense, net in the consolidated statements of operations. The Company estimates the fair value of the Common Warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability. Different assumptions relative to the fair valuation of our Prefunded and Common Warrants would result in a change to such valuation and these differences could be material.

Stock-Based Compensation

Compensation costs associated with stock option awards, restricted stock units and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite vesting period of the awards on a straight-line basis.

Our policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. Our stock options generally have seven to ten year contractual terms and vest over a four-year period from the date of grant. We use the Black-Scholes model to value our time-vested stock option grants. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield and the risk-free interest rate. We use the simplified method for estimating the expected term used to determine the fair value of options. We use a zero-dividend yield assumption as we have not paid dividends since inception nor do we anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. We have incorporated our historical stock trading volatility with those of our peer group for the calculation of volatility.  Industry peers consist of several public companies in the medical device technology industry with comparable characteristics including enterprise value, risk profiles and position within the industry.

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates to our variable rate indebtedness outstanding during the years ended December 31, 2024 or 2023 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of December 31, 2024, our cash and cash equivalents were maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. As of December 31, 2024 we maintained $12.2 million in bank deposit accounts that are in excess of the federally insured limit in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 14% of our accounts receivable as of December 31, 2024.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2024 and 2023. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months and year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.     Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 12.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2024.

	Number of			Number of securities
	Securities to be			remaining available for
	Issued Upon			future issuance under
	Exercise of	Weighted Average		equity compensation
	Outstanding	Exercise Price of		plans (excluding
	Options, Warrants	Outstanding Options,		securities reflected in
	and Rights	Warrants and Rights		column (a))
Plan Category	(a)	(b)		(c)
Equity Compensation Plans Approved by Stockholders
2015 Plan (1)	33,836	$5.94	(4)	—
2020 Plan (2)	4,604,278	$5.22	(4)	396,561
ESPP (3)	—	—		471,126
Equity Compensation Plans Not Approved by Stockholders	—	—		—
Total	4,638,114	$—		867,687
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

The other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 14.     Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.9	Description of Securities	10-K	001-39577	4.4	03/15/2021

10.1	Registration Rights Agreement, dated December 5, 2021, by and among Elutia Inc. and the Investors named therein.	8-K	001-39577	10.2	12/08/2021

10.2	Royalty Agreement, dated as of May 31, 2017, by and between Elutia Med, LLC and Ligand Pharmaceuticals Incorporated	S-1	333-248788	10.15	09/14/2020

10.3	License Agreement, dated as of May 31, 2017, by and between Cook Biotech Incorporated and Elutia Med, LLC	S-1	333-248788	10.16	09/14/2020

10.4	December 2017 Amendment to License Agreement, dated as of December 21, 2017, by and between Cook Biotech Incorporated and Elutia Med, LLC	S-1	333-248788	10.17	09/14/2020

10.5†	Elutia Inc. 2015 Stock Option/Stock Issuance Plan (as amended)	S-1	333-248788	10.1	09/14/2020

10.6†	Elutia Inc. 2020 Incentive Award Plan and form of stock option agreements thereunder	10-K	001-39577	10.6	3/23/2023

10.7†	Form of Restricted Stock Unit Award Agreement (approved August 2022)	10-Q	001-39577	10.4	11/14/2022

10.8†	Form of Restricted Stock Unit Award Agreement (approved October 2020)	10-K	001-39577	10.8	3/23/2023

10.9†	Elutia Inc. Non-Employee Director Compensation Program	S-1/A	333-248788	10.3	09/30/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.10†	Elutia Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248788	10.4	09/30/2020

10.11†	Amended and Restated Employment Agreement, by and between the Registrant and Ronald Lloyd, dated as of September 30, 2021	S-1/A	333-248788	10.6	09/30/2020

10.12†	Separation and Release of Claims Agreement, dated June 21, 2022, by and between Ronald Lloyd and Elutia Inc.	8-K	001-39577	10.1	6/21/2022
10.13†	Employment Agreement, dated June 21, 2022, by and between C. Randal Mills, Ph.D. and Elutia Inc.	8-K	001-39577	10.2	6/21/2022

10.14†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Elutia Inc. and Thomas Englese	8-K	001-39577	10.2	12/30/2022

10.15†	Letter Agreement, dated as of March 22, 2023, by and between Elutia Inc. and Thomas Englese	10-K	001-39577	10.15	3/23/2023

10.16†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Elutia Inc. and Matthew Ferguson	8-K	001-39577	10.1	12/30/2022

10.17†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-248788	10.12	09/30/2020

10.18#	Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as	8-K	001-39577	10.1	8/15/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

	Agent and the Lenders from time to time party thereto

10.19	Amendment Letter, dated as of October 9, 2022 to Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	10/13/2022

10.20	Amendment Letter, dated as of November 10, 2022 to Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto (as amended by the Amendment Letter dated as of October 9, 2022)	10-Q	001-39577	10.3	11/14/2022

10.21	Amendment Letter, dated as of November 21, 2022, to the Credit Agreement, dated as of August 10, 2022, among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	11/28/2022

10.22	Amendment Letter, dated as of November 30, 2022, to the Credit Agreement, dated as of August 10, 2022, among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	12/5/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.23	First Amendment, dated as of May 12, 2023, to the Credit Agreement, dated August 10, 2022, by and among Aziyo Biologics, Inc., SWK Funding LLC, as Agent and the Lenders from time to time party thereto	10-Q	001-39577	10.4	5/12/2023

10.24†	Aziyo Biologics, Inc. Amended and Restated 2020 Incentive Award Plan	Proxy Statement	001-39577	Annex A	04/27/2023

10.25	Distribution Agreement by and between Aziyo Biologics, Inc. and LeMaitre Vascular, Inc.	10-Q	001-39577	10.2	8/14/2023

10.26	Securities Purchase Agreement, dated September 18, 2023, by and among Elutia Inc. and the Investors named therein.	8-K	001-39577	10.1	9/21/2023

10.27	Amendment No. 1 to Royalty Agreement with Ligand Pharmaceuticals Incorporated	8-K	001-39577	10.1	1/12/2024

10.28†	Form of Amendment to Stock Option Agreements, dated January 31, 2024, between the Company and C. Randal Mills, Ph.D.	8-K	001-39577	10.1	2/2/2024

10.29†	Form of Amendment to Restricted Stock Unit Agreements, dated January 31, 2024, between the Company and C. Randal Mills, Ph.D.	8-K	001-39577	10.2	2/2/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.30†	Form of Stock Option Agreement under the Elutia Inc. Amended and Restated 2020 Incentive Award Plan.	8-K	001-39577	10.3	2/2/2024

10.31†	Form of Restricted Stock Unit Agreement under the Elutia Inc. Amended and Restated 2020 Incentive Award Plan.	8-K	001-39577	10.4	2/2/2024

10.32	Second Amendment to Credit Agreement, dated March 27, 2024, by and among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto.	8-K	001-39577	10.1	4/1/2024

10.33	Placement Agency Agreement, dated June 16, 2024, by and between Elutia Inc. and Lake Street Capital Markets, LLC	8-K	001-39577	10.1	6/18/2024

10.34	Form of Securities Purchase Agreement	8-K	001-39577	10.2	6/18/2024

19	Insider Trading Compliance Policy					*

21.1	Subsidiaries of Elutia, Inc.	10-K	001-39577	21.1	03/8/2022

23.1	Consent of PricewaterhouseCoopers LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97	Elutia Inc. Excess Incentive-based Compensation Recoupment Policy	10-K	001-39577	97	3/11/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Elutia Inc.

Date: March 11, 2025	By:	/s/ C. RANDAL MILLS, PH.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2025		/s/ MATTHEW FERGUSON
Matthew Ferguson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/C. Randal Mills, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2025
C. Randal Mills, Ph.D.

/s/Matthew Ferguson	Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2025
Matthew Ferguson

/s/Kevin Rakin	Chairperson of the Board of Directors	March 11, 2025
Kevin Rakin

/s/W. Matthew Zuga	Director	March 11, 2025
W. Matthew Zuga

/s/Maybelle Jordan	Director	March 11, 2025
Maybelle Jordan

/s/David Colpman	Director	March 11, 2025
David Colpman

/s/Brigid A. Makes	Director	March 11, 2025
Brigid A. Makes

ELUTIA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Elutia Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elutia Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2025

We have served as the Company’s auditor since 2015.

ELUTIA INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$13,239	$19,276
Accounts receivable, net	2,276	3,263
Inventory	3,911	3,853
Insurance receivables of litigation costs	4,760	2,696
Prepaid expenses and other current assets	1,986	2,165
Total current assets	26,172	31,253

Property and equipment, net	773	172
Intangible assets, net	8,273	11,671
Operating lease right-of-use assets and other	909	332
Total assets	$36,127	$43,428

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$4,149	$3,191
Accrued expenses	7,104	9,485
Current portion of long-term debt	1,250	3,321
Current portion of revenue interest obligation	4,400	11,741
Contingent liability for legal proceedings	20,432	15,024
Current operating lease liabilities	460	275
Total current liabilities	37,795	43,037

Long-term debt	22,603	20,356
Long-term revenue interest obligation	5,490	5,360
Warrant liability	16,076	12,760
Long-term operating lease liabilities	423	—
Other long-term liabilities	—	515
Total liabilities	82,387	82,028

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023, and 30,897,232 and 18,884,196 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	31	19
Class B Common stock, $0.001 par value, 20,000,000 shares authorized, as of December 31, 2024 and December 31, 2023 and 4,313,406 issued and outstanding as of December 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	183,298	137,021
Accumulated deficit	(229,593)	(175,644)
Total stockholders’ deficit	(46,260)	(38,600)
Total liabilities and stockholders' deficit	$36,127	$43,428

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Year Ended
	December 31,
	2024	2023
Net sales	$24,375	$24,745
Cost of goods sold	13,668	13,692
Gross profit	10,707	11,053
Sales and marketing	12,546	13,087
General and administrative	18,659	14,104
Research and development	3,785	4,399
Litigation costs, net	11,368	9,989
Total operating expenses	46,358	41,579
Loss from continuing operations	(35,651)	(30,526)
Interest expense, net	4,779	5,796
Loss on revaluation of warrant liability	14,878	4,140
Other (income) expense, net	(1,186)	759
Loss before provision for income taxes	(54,122)	(41,221)
Income tax expense	7	28
Net loss from continuing operations	(54,129)	(41,249)
Income from discontinued operations	180	3,593
Net loss	$(53,949)	$(37,656)
Net loss per share from continuing operations attributable to common stockholders - basic and diluted	$(1.86)	$(2.27)
Income per share from discontinued operations attributable to common stockholders - basic and diluted	$0.01	$0.20
Net loss per share - basic and diluted	$(1.86)	$(2.07)

Weighted average common shares outstanding - basic and diluted	29,071,113	18,160,822

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share and Per Share Data)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	11,823,445	$12	4,313,406	$4	$132,939	$(137,988)	$(5,033)
Issuance of common stock in connection with private placement, net of issuance costs of $0.4 million	6,852,811	7	—	—	1,458	—	1,465
Issuance of common stock under Employee Stock Purchase Plan	104,905	—	—	—	219	—	219
Vesting of restricted stock units, net of shares withheld and taxes paid	103,035	—	—	—	(32)	—	(32)
Stock-based compensation	—	—	—	—	2,437	—	2,437
Net loss	—	—	—	—	—	(37,656)	(37,656)
Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.1 million	3,175,000	3	—	—	9,669	—	9,672
Exercise of stock options	1,960	—	—	—	7	—	7
Exercise of Common Warrants and Prefunded Warrants	7,963,373	8	—	—	29,744	—	29,752
Issuance of common stock under Employee Stock Purchase Plan	96,658	—	—	—	155	—	155
Vesting of restricted stock units, net of shares withheld and taxes paid	776,045	1	—	—	(1,189)	—	(1,188)
Stock-based compensation	—	—	—	—	7,891	—	7,891
Net loss	—	—	—	—	—	(53,949)	(53,949)
Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2024	2023
Net loss	$(53,949)	$(37,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,451	3,748
Gain on sale of Orthobiologics Business, excluding divestiture costs	(180)	(7,529)
Loss on revaluation of warrant liability	14,878	4,140
Gain on revaluation of revenue interest obligation	(1,443)	—
Amortization of deferred financing costs and debt discount	216	216
Interest expense recorded as additional revenue interest obligation and long-term debt	3,076	3,350
Stock-based compensation	7,891	2,437
Bad debt expense	460	590
Losses associated with viable bone matrix recall and market withdrawal	—	1,984
Changes in operating assets and liabilities, net:
Accounts receivable	527	802
Inventory	(58)	(609)
Insurance receivables of litigation costs	(2,064)	11,118
Prepaid expenses and other	743	167
Accounts payable and accrued expenses	(1,148)	(2,113)
Contingent liability for legal proceedings	5,408	(2,336)
Other liabilities	(465)	(70)
Net cash used in operating activities	(22,657)	(21,761)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	180	14,554
Expenditures for property, plant and equipment	(654)	(346)
Net cash (used in) provided by investing activities	(474)	14,208
FINANCING ACTIVITIES:
Proceeds from public offering or private placement with warrants, net of offering costs	12,390	10,085
Proceeds (repayments) of long-term debt	(2,000)	(1,955)
Proceeds from exercises of Common Warrants and Prefunded Warrants	15,725	—
Payments on revenue interest obligation	(7,400)	—
Proceeds from insurance premium financings	1,400	1,995
Repayments of insurance premium financings	(1,995)	(472)
Payments for taxes upon vesting of restricted stock units	(1,188)	(32)
Proceeds from stock option exercises and issuance of common stock under ESPP	162	219
Net cash provided by financing activities	17,094	9,840

Net (decrease) increase in cash	(6,037)	2,287

Cash and cash equivalents, beginning of year	19,276	16,989
Cash and cash equivalents, end of year	$13,239	$19,276

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$5,288	$2,321
Fair value of warrants issued	$2,464	$12,760
Operating lease right-of-use asset extensions executed, net of early terminations	$1,141	$—
Conversion of Common Warrants and Prefunded Warrants to common stock	$19,584	$—

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received $14.6 million, and the Company may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 17, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business during the year ended December 31, 2023 and an additional gain of $0.2 million during the year ended December 31, 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against the Company. The Company is aware of certain indemnity-related claims raised, including a claim from a former supplier alleging breach of contract. Based on the Company’s ongoing assessment of these claims, along with the remaining indemnity holdback of $1.5 million, the Company does not consider a loss to be probable or estimable as of December 31, 2024. Should the Company receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts. See Note 4 for further discussion of the sale of the Orthobiologics Business and the presentation of such business as discontinued operations for the year ended December 31, 2023. Unless indicated otherwise, the information in the notes to consolidated financial statements for the year ended December 31, 2023 relates to continuing operations.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the year ended

December 31, 2024, the Company incurred a net loss of $53.9 million, and as of December 31, 2024, the Company had an accumulated deficit of $229.6 million. In addition, during the year ended December 31, 2024, the Company used $22.7 million of cash in operating activities and expects to continue to incur cash outflows in 2025. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Furthermore, even if the Company does achieve profitability, it may not be able to sustain or increase profitability on an ongoing basis, or, in general, be able to satisfy its obligations, including those related to the FiberCel Litigation and VBM Litigation described in Note 17, when they become due.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of common stock or pursue asset sales or other transactions, such as the sale of the Orthobiologics Business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the consolidated financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. That is, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business.

Reclassifications

A reclassification has been made to prior year amounts to conform to current year financial statement presentation and had no impact on previously reported results. The reclassification relates to the separate presentation of the prior year loss on revaluation of warrant liability. Such loss was formerly shown as a component of other (income) expense, net in the accompanying consolidated statements of operations.

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

Net Loss per Share Attributable to Common Stockholders

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock”) and Class B common stock, $0.001 par value per share (the “Class B common stock”). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001. No shares have been issued or are outstanding as of December 31, 2024 and December 31, 2023.

Basic net income per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include common and prefunded warrants. Net loss is not allocated to participating securities as they do not have an obligation to fund losses. For purposes of the diluted net income per share attributable to common stockholders calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. See Note 16 for further discussion of net loss per share attributable to common stockholders.

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

Cash and Cash Equivalents

The Company maintains its cash and cash equivalent balances at banks and financial institutions. The balances are insured up to the legal limit. The Company maintains cash and cash equivalent balances that may, at times, exceed this insured limit. The Company considers cash on hand, demand deposits in a bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for credit losses. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowance for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowance for credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowance for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company's allowance for doubtful accounts was approximately $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively.

Inventories

Inventory, consisting of purchased materials, direct labor and manufacturing overhead, is stated at the lower of cost or net realizable value, with cost determined generally using the average cost method. At each balance sheet date, the Company also evaluates inventory for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of the Company’s current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions and a review of the shelf-life expiration dates for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to the estimated net realizable value.

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

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the years ended December 31, 2024 and 2023.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement and June 2024 registered direct offering (see Note 14) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other (income) expense, net in the consolidated statements of operations. The Company estimates the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

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

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in sales and marketing costs. Shipping and handling costs were not material in both the years ended December 31, 2024 and 2023.

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

During the year ended December 31, 2024, there was one customer that represented 15% of the Company’s net sales in such year, and during the year ended December 31, 2023, there was one customer that represented 10% of the Company’s sales in such year. There was one customer that represented 14% of the Company’s accounts receivable as of December 31, 2024, and there was one customer that represented 31% of the Company’s accounts receivable as of December 31, 2023.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2024 and 2023, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the consolidated financial statements and are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements; however, the Company has expanded its disclosures in Note 18, Segment Information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40). This update assesses the disaggregation of income statement expense which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2024-03.

Note 4. Sale of Orthobiologics Business

As described in Note 2, on November 8, 2023, the Company completed the sale of its Orthobiologics Business. Accordingly, the Orthobiologics Business is reported as discontinued operations in accordance with ASC 205-20 - Discontinued Operations and the amounts for the years ended December 31, 2023 have been recast to conform to this discontinued operations presentation.

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. The following table shows the financial results of the discontinued operations  from January 1, 2023 through the transaction closing date of November 8, 2023. Additionally, a gain of $0.2 million was recognized during the year ended December 31, 2024 related to the final working capital adjustment received from Berkeley.

Net sales	$14,913
Cost of goods sold	12,682
Gross profit	2,231
Sales and marketing	1,784
General and administrative	1,534
Research and development	951
Total operating expenses	4,269
Interest Expense	348
Net income (loss)	$(2,386)

Total operating and investing cash flows of discontinued operations from January 1, 2023 through the transaction closing date of November 8, 2023 are comprised of the following:

Significant operating non-cash reconciliation items:
Depreciation	$239
Stock-based compensation	86
Changes in operating assets and liabilities:
Accounts receivable	882
Inventory	988
Prepaid expenses and other	(449)
Accounts payable and accrued expenses and other current liabilities	(1,562)
Obligations to tissue suppliers	(691)

Significant investing items:
Expenditures for property, plant and equipment	(225)

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of December 31, 2024, the Company had 396,561 shares of Class A common stock available for issuance under the 2020 Plan, and on January 1, 2025, the shares available for issuance were increased by 1,408,426 pursuant to the automatic increase provisions of the plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of ten years and generally vest over a  four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the years ended December 31, 2024 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2023	1,501,193	$8.37	7.8	$-
Granted	1,790,654	$3.59
Exercised	(1,960)	$3.61
Forfeited	(68,896)	$9.39
Outstanding, December 31, 2024	3,220,991	$5.23	7.3	$475
Vested and exercisable, December 31, 2024	1,806,344	$5.98	6.1	$301

As of December 31, 2024, there was approximately $3.2 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.8 years. The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 were $2.38 and $1.63, respectively. The total intrinsic value of options exercised was not material for both the years ended December 31, 2024 and 2023.

The Company uses the Black-Scholes model to value its stock option grants that vest based on the passage of time or the achievement of certain performance criteria and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is based on the Company’s historical stock data. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of options during the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Expected term (years)	5.9	6.0
Risk-free interest rate	3.3%	3.9%
Volatility factor	84.2%	63.8%
Dividend yield	—	—

In January 2024, the Company granted 390,625 options that vested on a defined date following the U.S. Food and Drug Administration’s (“FDA”) clearance of the Company’s EluPro product (referred to as CanGarooRM during development) product. With the FDA’s approval of EluPro in June 2024, such vesting occurred in August 2024. Consistent with the above, these performance vesting options were valued using the Black-Scholes model. During the year ended December 31, 2024, the Company also granted 162,500 stock options that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of December 31, 2024, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the year ended December 31, 2024 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2023	335,608	$3.64
Granted	2,377,500	$3.58
Vested	(1,129,748)	$3.68
Forfeited	(166,237)	$3.03
Unvested, December 31, 2024	1,417,123	$3.58

The total fair value of the RSUs granted during the years ended December 31, 2024 and 2023 was $8.5 million and $0.3 million, respectively. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of December 31, 2024, $4.4 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 2.0 years.

During the year ended December 31, 2024, the Company granted 554,375 RSUs that vested on a defined date following the FDA’s clearance of the Company’s EluPro product. With the FDA’s approval of EluPro in June 2024, such vesting occurred in August 2024. These performance vesting RSUs were valued using the fair value of the Company’s Class A common stock on the date of grant. The Company has also granted 162,500 RSUs that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of December 31, 2024, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Elutia Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of December 31, 2024, the total shares of Class A common stock authorized for issuance under the ESPP was 774,341, of which 471,126 remained available for future issuance.  During the year ended December 31, 2024, 96,658 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2024 and 2023 comprised of the following (in thousands):

	Year Ended
	December 31,
	2024	2023
Sales and marketing	$1,475	$569
General and administrative	5,281	1,607
Research and development	964	122
Cost of goods sold	171	107
Total stock-based compensation expense	$7,891	$2,405

Note 6. Inventory

Inventory as of December 31, 2024 and 2023 was comprised of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$440	$242
Work in process	740	286
Finished goods	2,731	3,325
Total	$3,911	$3,853

Note 7. Property and Equipment

Property and equipment as of December 31, 2024 and 2023 were comprised of the following (in thousands):

	December 31,
	2024	2023
Processing and research equipment	$1,023	$381
Leasehold improvements	103	92
Office equipment and furniture	87	86
Computer hardware and software	194	194
	1,407	753
Less: accumulated depreciation and amortization	(634)	(581)
Property and equipment, net	$773	$172

Depreciation and amortization expense on property and equipment totaled approximately $0.1 million in both of the years ended December 31, 2024 and 2023. Amounts included within cost of goods sold are not material.

Note 8. Leases

As of December 31, 2024, the Company leases one production facility, one administrative and research facility and one administrative facility under non-cancelable operating lease arrangements that expire through October 2026.

The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2024 and 2023 (in thousands):

		December 31,
	Classification on the Balance Sheet	2024	2023
Assets
Operating leases assets	Operating lease right-of-use assets and other	$860	$271

Liabilities
Operating leases current liabilities	Current operating lease liabilities and other	460	275
Operating leases non-current liabilities	Long-term operating lease liabilities	423	—
Total lease liabilities		$883	$275

Weighted average remaining lease term		1.7	0.6
Weighted average discount rate		13.1%	7.2%

For the years ended December 31, 2024 and 2023, the Company recognized operating lease costs of approximately $0.6 million and $0.5 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities are included in operating cash flows and were approximately $0.6 million for both the years ended December 31, 2024 and 2023.

The table below reconciles the Company’s future cash obligations to the operating lease liabilities recorded on the balance sheet as of December 31, 2024 (in thousands):

Years ending December 31,
2025	$546
2026	454
Total minimum lease payments	1,000
Less: amount of lease payments representing interest	(117)
Present value of future minimum lease payments	883
Less: current operating lease liabilities	(460)
Long-term operating lease liabilities	$423

In March 2025, the Company signed a new lease for 26,598 square feet. This new facility will be utilized for office, manufacturing and laboratory space. The lease expires in January 2036 with early termination dates in 2029 and 2033. Monthly lease payments (including allocation portions of property taxes, insurance and other landlord operating expenses) total approximately $75,000 with annual rent escalations of 3%. Rent is abated for the first 12 months of occupancy and is discounted at 50% for months 18 through 24.

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

The components of identified intangible assets as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Acquired products	$29,317	$(22,186)	$7,131	$29,317	$(19,260)	$10,057
Customer relationships	4,723	(3,581)	1,142	4,723	(3,109)	1,614
Total	$34,040	$(25,767)	$8,273	$34,040	$(22,369)	$11,671

Acquired products and customer relationships are both amortized over a ten-year period. Amortization expense totaled approximately $3.4 million for each of the years ended December 31, 2024 and 2023, which is included in cost of goods sold in the accompanying consolidated statements of operations. Annual amortization expense is expected to be approximately $3.4 million during the years ended December 31, 2024 through 2026 and approximately $1.5 million during the year ended December 31, 2027.

Note 10. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, and an additional $4 million was made on December 14, 2022. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility, as amended in September 2024, starts in November 2025. Principal payments during the amortization period will be limited based on revenue-based caps, although as of December 31, 2024, no such caps are applicable and quarterly principal payments will be in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity. The SWK Loan Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of December 31, 2024, Elutia was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (“SWK Loan Facility Agreement”).

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made until November 15, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500. The weighted average interest rate on the SWK Loan Facility was 13.4% and 13.2% for the years ended December 31, 2024 and 2023, respectively. The Company elected the PIK interest option for all four quarters of both 2024 and 2023.

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

As of December 31, 2024, the contractual maturities of the long-term debt are as follows (in thousands):

Years ending December 31,	Term Loan
2025	$1,250
2026	5,000
2027	17,275
Total	23,525
Debt Discount	(318)
Deferred Financing Costs	(244)
Exit Fee Liability	890
Total, net	23,853
Current Portion	(1,250)
Long-term Debt	$22,603

In addition to the above, the Company finances the annual premiums of certain insurance policies through short-term financing arrangements and includes the liabilities associated with such arrangements within accrued liabilities in accompanying consolidated balance sheets. The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of December 31, 2024 and 2023.

Note 11. Revenue Interest Obligation

As part of the CorMatrix asset acquisition described in Note 9, the Company assumed a restructured, long-term obligation (the “Initial Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Initial Revenue Interest Obligation require Elutia to pay Ligand, 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as EluPro. Furthermore, a $5.0 million payment would be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million or the assets related to CanGaroo and any substantially similar products undergo a change of control during the ten-year term of the agreement which expires on May 31, 2027.

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

The Company has estimated the value of the Initial Revenue Interest Obligation as of December 31, 2024 and 2023, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the year ended December 31, 2024. The resulting gain was recognized as other income in the accompanying consolidated statement of operations.  There was no change to estimated future payments during the year ended December 31, 2023, and thus, no re-measurement gain or loss was recognized.

As of December 31, 2024, the short-term portion of the Amended Revenue Interest Obligation is comprised of the newly established annual minimum payments of $4.4 million. As of December 31, 2023, the short-term portion of the Initial Revenue Interest Obligation is comprised of (i) the 2023 and 2024 minimum payments, (ii) the first $5.0 million sales milestone payment noted above and (iii) the unpaid portion of the 2022 minimum payments.

Note 12. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$14,087	$—	$—	$14,087
Total	$14,087	$—	$—	$14,087
Liabilities:
Revenue Interest Obligation*	$—	$—	$17,101	$17,101
Warrant liability	—	—	12,760	12,760
Total	$—	$—	$29,861	$29,861

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$10,850	$—	$—	$10,850
Total	$10,850	$—	$—	$10,850
Liabilities:
Revenue Interest Obligation*	$—	$—	$9,890	$9,890
Warrant liability	—	—	16,076	16,076
Total	$—	$—	$25,966	$25,966

*Net Present Value; see discussion of value below

The warrant liability in the table above consisted of the fair value of Common Warrants, 2023 Prefunded Warrants and 2024 Prefunded Warrants (as defined in Note 14 below) to purchase the Company’s Class A Common Stock and, with respect to the Common Warrants, was based on significant inputs not observable on the market, which represents a Level 3 measurement within the fair value hierarchy. See Note 14 for discussion of the Company’s valuation methods and related impacts on the consolidated statement of operations relative to the warrant liability.

See Note 11 for discussion of the fair valuation of the Company’s Revenue Interest Obligation.

The following table provides a rollforward of the aggregate fair value of the Revenue Interest Obligation categorized with a Level 3 input for the years ended December 31, 2024 and 2023 (in thousands):

Revenue Interest Obligation
Balance, January 1, 2023	$14,906
Interest accrued to Revenue Interest Obligation	2,195
Balance, December 31, 2023	$17,101
Payments on Revenue Interest Obligation	(7,400)
Interest accrued to Revenue Interest Obligation	1,632
Gain on revaluation of revenue interest obligation	(1,443)
Balance, December 31, 2024	$9,890

See Note 14 for the rollforward of the aggregate fair value of the warrant liability.

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

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Years Ended December 31,
	2024	2023
Tax benefit at U.S. statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	1.5%	1.8%
Nondeductible expenses	(6.6)%	(2.8)%
State law changes	0.2%	0.6%
Other	(0.6)%	(1.4)%
Change in valuation allowance	(15.5)%	(19.3)%
Effective tax rate	—%	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. As of December 31, 2024 and 2023, significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Tax goodwill	$2,549	$2,613
Net operating loss carryforwards	29,733	23,325
Inventory	94	137
Acquired intangibles	2,000	1,734
Revenue interest obligation	631	1,220
Interest expense	4,485	3,510
Research and development costs	2,375	2,412
Operating lease liability	193	52
Litigation costs	3,713	2,867
Other	2,262	1,653
Total assets	48,035	39,523
Deferred tax liabilities:
Operating lease right-to-use assets	(188)	(51)
Prepaid expenses	(441)	(484)
Total liabilities	(629)	(535)

Total net deferred tax asset	47,406	38,988
Valuation allowance	(47,406)	(38,988)
Net deferred tax asset, net of valuation allowance	$—	$—

The Company did not recognize any deferred benefit for income taxes for the years ended December 31, 2024 and 2023, as the increases to the respective net deferred tax assets of $8.4 million and $7.1 million, respectively, were offset by corresponding increases to the Company’s deferred tax asset valuation allowance due to the uncertainty of realizing the deferred tax assets.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Based on the uncertainty of future taxable income generation, as of December 31, 2024 and 2023, the Company has provided valuation allowances against all deferred tax assets.

The Company regularly assesses the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The income tax expense for the years ended December 31, 2024 and 2023 relates to current amounts due on certain state tax obligations.

As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $129.3 million, comprised of  $17.7 million that will expire beginning in 2036 and $111.6 million that have no expiration date. The Company also had state net operating loss carryforwards of approximately $46.9 million that will expire beginning in 2030. Utilization of the net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in the expiration of a portion of the net operating loss carryforwards before utilization.

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.

Note 14. Common Stock and Warrants

Registered Direct Offerings of Common Stock and Warrants

On June 16, 2024, the Company sold, in a registered direct offering (“2024 Registered Offering”) an aggregate of (i) 3,175,000 shares of the Company’s Class A common stock and (ii) prefunded warrants (“2024 Prefunded Warrants”) to purchase up to an aggregate of 725,000 shares of Class A Common Stock. The public offering price for each share of Class A Common Stock was $3.40, and the public offering price for each 2024 Prefunded Warrant was $3.399, for aggregate gross proceeds of approximately $13.3 million, before deducting offering expenses. The 2024 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full. The Company incurred transaction fees, including commissions and legal fees, of approximately $1.4 million in connection with the Registered Offering, of which $1.1 million were allocated to the issuance of the common stock.

Subsequent to December 31, 2024, on February 4, 2025, the Company sold, in a registered direct offering (“2025 Registered Offering”) an aggregate of (i) 5,520,000 shares of our Class A common stock and (ii) prefunded warrants (“2025 Prefunded Warrants”) to purchase up to an aggregate of 480,000 shares of Class A Common Stock. The public offering price for each share of Class A Common Stock was $2.50, and the public offering price for each 2025 Prefunded Warrant was $2.499, for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses. The 2025 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full.

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

See below for discussion of the accounting for the warrants and the allocation of the remainder of the transaction fees from both the 2024 Registered Offering and Private Offering.

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

As a result, with respect to the 2024 Prefunded Warrants, the Company allocated $2.5 million of the gross proceeds from the Registered Offering to such warrants based on their fair value. Similarly, with respect to the Common Warrants and 2023 Prefunded Warrants, the Company allocated $8.6 million of the gross proceeds from the Private Offering to such warrants based on their fair value. Additionally, the Company allocated a portion of the transaction fees from both the Registered Offering and the Private Offering to the respective warrants and recognized the expense within other (income) expense, net. Such expenses totaled $0.3 million during the year ended December 31, 2024, and $0.8 million during the year ended December 31, 2023.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date yielding exercise proceeds of $15.7 million during the year ended December 31, 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. The liability associated with the 2024 Prefunded Warrants, Common Warrants and 2023 Prefunded Warrants is recorded as warrant liability in the accompanying consolidated balance sheet as of December 31, 2024 and December 31, 2023. A summary of the warrant activity for the years ended December 31, 2024 and 2023, respectively is as follows:

	Common Warrants	2023 Prefunded Warrants	2024 Prefunded Warrants
Outstanding, January 1, 2023	—	—	—
Issued	11,033,804	503,058	—
Outstanding, December 31, 2023	11,033,804	503,058	—
Issued	—	—	725,000
Conversions of Common Warrants to 2023 Prefunded Warrants	(3,896,130)	3,896,130	—
Exercised	(7,137,674)	(825,862)	—
Outstanding, December 31, 2024	—	3,573,326	725,000

The valuation of the warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Common Warrants	2023 Prefunded Warrants	2024 Prefunded Warrants	Total Offering Warrants
Warrant Liability, January 1, 2023	$—	$—	$—	$—
Fair value upon issuance	7,850	770	—	8,620
Loss on revaluation of warrant liability	3,820	320	—	4,140
Warrant Liability, December 31, 2023	11,670	1,090	—	12,760
Fair value upon issuance	—	—	2,464	2,464
Loss on revaluation of warrant liability	13,740	891	247	14,878
Conversions of Common Warrants to 2023 Prefunded Warrants	(8,898)	14,456	—	5,558
Exercised	(16,512)	(3,072)	—	(19,584)
Warrant Liability, December 31, 2024	$—	$13,365	$2,711	$16,076

The fair value adjustments were driven mainly by changes in the Company’s stock price and have been recorded as loss on revaluation of warrant liability in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023.

The Company calculated the fair value of the Common Warrants using the Black-Scholes option pricing model with the following inputs as of June 30, 2024 (the last reporting date prior to all remaining Common Warrant exercises in July 2024) and December 31, 2023:

	June 30, 2024	December 31, 2023
Common stock price	$4.96	$2.16
Expected term (years)	0.1	0.7
Risk-free interest rate	5.5%	5.1%
Volatility factor	88.4%	107.3%
Dividend yield	—%	—%

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates the fair value of the 2024 Prefunded Warrants and 2023 Prefunded Warrants due to the exercise price per share of $0.001.

Note 15. Retirement Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Note 16. Net Loss Per Share

	Year Ended
(in thousands, except share and per share data)	December 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(54,129)	$(41,249)
Net income from discontinued operations	$180	$3,593
Net loss	$(53,949)	$(37,656)
Denominator:
Weighted average number of common shares - basic and diluted	29,071,113	18,160,822

Net loss per share from continuing operations attributable to common stockholders - basic and diluted	$(1.86)	$(2.27)
Net income per share from discontinued operations attributable to common stockholders - basic and diluted	$0.01	$0.20
Net loss per share - basic and diluted	$(1.86)	$(2.07)

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

	December 31,
	2024	2023
Options to purchase common stock	3,220,991	1,501,193
Restricted stock units	1,417,123	335,608
Class A common stock warrants	187,969	187,969
Common Warrants	—	11,033,804
2023 Prefunded Warrants	3,573,326	503,058
2024 Prefunded Warrants	725,000	—
Total	9,124,409	13,561,632

Note 17. Commitment and Contingencies

Cook Biotech License and Supply Agreements

Elutia has entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook (the “Cook License Agreement”). The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were paid or due to be paid to Cook during the years ended December 31, 2024 or 2023. The Cook License Agreement also provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices and includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if a change in control, as defined in the Cook License Agreement, occurs within Elutia. The Company, in its sole discretion, can terminate the Cook License Agreement at any time.

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

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of December 31, 2024, there were 66 active lawsuits or claims against the Company, including 23 lawsuits or claims where settlements have been reached but not yet been paid as of December 31, 2024. The lawsuits, which have been filed against Elutia, certain Medtronic entities, and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such lawsuits were filed in the Superior Court of Marion County, Indiana (collectively, the “Indiana State Complaints”); the Superior Court of the State of Delaware (collectively, the “Delaware State Complaints”); the Circuit Court of Maryland (collectively, the “Maryland State Complaints”); the Court of Common Pleas of

Montgomery County, Ohio and the U.S. District Court of the Southern District of Ohio (the “Ohio Complaints”); the U.S. District Court for the Western District and Eastern District of North Carolina (collectively, the “North Carolina Federal Complaints”); the Circuit Court of Okaloosa County, Florida, and the U.S. District Court for the Northern District and the Southern District of Florida (collectively, the “Florida Complaints”); the U.S. District Courts for the Eastern District of Michigan (collectively “Michigan Federal Complaints.”); the U.S. District Court for the District of Colorado (“Colorado Federal Complaint”); the U.S. District Court for the District of Oregon (“Oregon Federal Complaint”); the Circuit Court of Fayette County, Kentucky and the U.S. District Court for the Eastern District of Kentucky (collectively, “Kentucky Complaints.”); the U.S. District Court for the Western District of Louisiana (“Louisiana Federal Complaint”);the Circuit Court of Cook County, Illinois and the U.S. District Court for the Northern District of Illinois (collectively, the “Illinois Complaints”); the U.S. District Court for the Eastern District of Pennsylvania (“Pennsylvania Federal Complaint); the U.S. District Court for the Eastern District of Virginia (“Virginia Federal Complaint”); the U.S. District Court for the Central District of California (“California Federal Complaint”); the U.S. District Court of Arizona (“Arizona Federal Complaint"); and the U.S. District Court for the Northern District of Georgia (“Georgia Federal Complaint”).

Plaintiffs in the Indiana State Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and seek various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  Each of the plaintiffs in the Delaware State Complaints alleges negligence, breach of implied warranty, breach of express warranty, medical monitoring, and punitive damages, and two also allege loss of consortium.  Plaintiffs in the Delaware State Complaints seek economic, consequential, and punitive damages. The Maryland State Complaints assert claims of negligence, breach of implied warranty, breach of express warranty, medical monitoring, and loss of consortium. The Florida Complaints contain three strict liability claims for defective design, defective manufacture, and failure to warn. A claim for punitive damages is also pled. The Ohio State Complaint alleges causes of action for product liability and negligence and seeks compensatory damages. The Colorado Federal Complaint asserts causes of action for strict product liability, misrepresentation, negligence, breach of express warranty, and breach of implied warranty of merchantability. The Michigan Federal Complaints assert causes of action for negligence, gross negligence breach of implied warranty, breach of express warranty, intentional infliction of emotional distress, and liability under the res ipsa loquitur doctrine. The Michigan Federal Complaints seek compensatory damages and punitive damages.  The North Carolina Federal Complaints allege causes of action for negligence, defective design, breach of implied warranty, breach of express warranty, and loss of consortium, and seek both compensatory and punitive damages. The Oregon Federal Complaint asserts strict liability claims for defective design, defective manufacture, and failure to warn, and seeks compensatory damages.  The Ohio Federal Complaint asserts strict liability claims for defective manufacturing, inadequate warning, nonconformance with representations, and also alleges loss of consortium and seeks compensatory damages. The Kentucky Complaints assert strict liability claims based on manufacturing defect, design defect, failure to warn, negligence, breach of implied warranty, breach of express warranty, and seek recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages. The Louisiana Federal Complaint asserts claims of violation of the Louisiana Products Liability Act, negligence and gross negligence, breach of implied warranty, and breach of express warranty and seeks recovery for medical monitoring. The Illinois Complaints contain claims of strict liability, defective design and manufacturing, breach of express warranty, breach of implied warranty and negligence and seek compensatory damages. The Pennsylvania Federal Complaint asserts claims for strict liability, negligence, breach of implied warranty, and breach of express warranty, as well as claims under the Wrongful Death Act and the Survival Act, and seeks compensatory and punitive damages. The Virginia Federal Complaint asserts causes of action for negligent failure to warn, negligence, breach of implied warranty, and breach of express warranty and seeks recovery for medical monitoring, compensatory damages and punitive damages. The California Federal Complaint advances claims of strict liability (defective design and manufacture), negligence and breach of implied warranty and seeks compensatory damages and recovery for medical monitoring. The Arizona Federal Complaint asserts strict product liability claims for defective design, manufacture and failure to warn, negligence, breach of implied warranty and breach of express warranty and seeks recovery for medical monitoring, loss of consortium, compensatory damages, and punitive damages.  The Georgia Federal Complaint asserts causes of action for negligence, including negligent design, negligent failure to warn, negligent manufacturing, and negligent misrepresentation; strict liability claims based on manufacturing defect, design defect, and failure to warn; breach of implied warranty of merchantability; breach of implied warranty of fitness for a particular purpose; breach of express warranty; and loss of consortium and it seeks compensatory damages and punitive damages.

The Company refers to the aforementioned litigation and claim notices collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

In July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. Based on our discussions with the CDC, the Company believes that a total of 36 patients were treated with product from the single donor lot. Since August 2023, 24 product liability lawsuits or claims have been filed or asserted against the Company involving VBM. As of December 31, 2024, there were 15 active lawsuits or claims against the Company, including three lawsuits or claims where settlements had been reached but not yet paid. Furthermore, there is one claim where the statute of limitation to file a lawsuit has expired. The lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. To date, these lawsuits have been filed in California Superior Court (collectively, the “California State Complaints”), the United States District Court for the Southern District of California (the “California Federal Complaint”), the United States District Court for the Eastern District of Louisiana (collectively, the “Louisiana Federal Complaints”), and the United States District Court for the Western District of Texas (the “Texas Federal Complaint”).

Plaintiffs in the California State Complaints and California Federal Complaint assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing, and labeling VBM and seek various types of damages, including economic damages, non-economic damages, and loss of consortium damages. The Plaintiffs in one of the California State Complaints also assert claims for fraudulent inducement, misrepresentation, and intentional infliction of emotional distress. Plaintiffs in the Louisiana Federal Complaints generally assert causes of action under the Louisiana Product Liability Act, citing design defects, manufacturing defects, and failure to properly warn, and several plaintiffs allege loss of consortium. Plaintiffs in these actions also assert that defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling VBM and seek economic damages, non-economic damages and loss of consortium. Some plaintiffs in the Louisiana Federal Complaints also allege claims for breach of implied warranty and breach of express warranty, medical monitoring, and punitive damages. Plaintiffs in the Texas Federal Complaint assert violations of the Texas Business and Commerce Code, citing alleged breaches of the warranties of merchantability and fitness for a particular purpose. Plaintiffs further assert that the defendants breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing, and labeling VBM and seek various types of damages, including economic damages, non-economic damages, exemplary damages, and loss of consortium damages.

The Company refers to the aforementioned litigation and claim notices collectively as the “VBM Litigation.”

Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company’s complaint alleges breach of the 2019 Tissue Product Supply Agreement (the “Supply Agreement”) between the Company and Medtronic.  In particular, the complaint alleges that Medtronic did not honor its contractual obligations to obtain insurance coverage and to defend and indemnify the Company for over 100 lawsuits against the Company alleging claims arising from the use of FiberCel products distributed by Medtronic.  The complaint does not specify the amount of damages owed by Medtronic for these breaches.  On July 31, 2024, Medtronic responded to the complaint by denying Elutia’s claims and asserting a single counterclaim alleging that Elutia breached certain representations and warranties under the Supply Agreement and owes ongoing indemnity obligations to Medtronic.  The counterclaim does not specify the amount of any alleged damages. On October 15, 2024,

Medtronic filed a motion to dismiss Elutia’s claims.  The court held a hearing on January 9, 2025, and has not yet issued a ruling on the motion to dismiss. Given the early stages of this matter and the Company’s intention to vigorously defend this counterclaim, we do not consider a loss to be probable or estimable at this time.

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Elutia’s liability in 44 of the cases was settled for a total cash outlay of approximately $14.4 million. For the remaining 66 cases, the Company estimated a probable loss related to each case and has recorded a liability at a total estimated amount of $15.9 million at December 31, 2024, which is recorded as Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. Such liability includes $8.2 million for which the settlements have been reached but have not yet been paid.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, Elutia’s liability in nine of the cases has been settled for a total cash outlay of approximately $1.0 million. For the remaining 26 cases, which includes unasserted claims that the Company believes are probable of assertion, the Company estimated a probable loss at an estimated amount of $4.5 million at December 31, 2024, which is recorded as Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. Such liability includes $0.5 million for which the settlements have been reached but have not yet been paid. The expense related to this estimate was recorded within Litigation costs, net in the accompanying consolidated statement of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Defense costs for both the FiberCel Litigation and VBM Litigation are recognized in the accompanying consolidated statements of operations as incurred, with the entirety of such expense related to the VBM Litigation offset by insurance recoveries received or receivable as further described below.

Insurance Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of December 31, 2024 and 2023 totaled $4.8 million and $2.7 million, respectively and are recorded as Insurance Receivables of Litigation Costs in the accompanying consolidated balance sheets. All such receivables as of December 31, 2024 related to the VBM Litigation, and nearly all of such receivables at December 31, 2023 related to the FiberCel Litigation.

The Company had been pursuing additional recovery amounts in respect of indemnity and contribution claims with certain insurance providers. During the year ended December 31, 2024, the Company resolved these matters through a settlement totaling $1.6 million, with such recovery being recorded within Litigation costs, net in the accompanying consolidated statement of operations for the year ended December 31, 2024.

As of both December 31, 2024 and 2023, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation and Medtronic matter.

Note 18. Segment Information

With the divestiture of the Orthobiologics Business, the Company now operates in three segments. The Company determined its operating and reportable segments to be consistent with its major product groupings – Device Protection, Women’s Health and Cardiovascular. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM evaluates the performance of our segments based upon, among other things, segment net sales and segment gross profit, excluding intangible asset amortization (“segment gross profit”). Segment gross profit is what the CODM uses in evaluating our results of operations and the financial measure that provides insight into our overall performance and financial position. The CODM considers budget-to-actual variances and variances against prior years using segment gross profit when making decisions about allocating resources to the segments. Asset information is not provided as the Company's CODM does not regularly review or utilize detailed asset data to assess segment performance.

For the year ended December 31, 2024, the Company’s segment gross profit was comprised of the following (in thousands):

	Device Protection	Women's Health	Cardiovascular	Total
Net sales	$9,907	$11,553	$2,915	$24,375
Cost of goods sold, excluding intangible asset amortization	3,594	5,568	1,108
Segment gross profit	$6,313	$5,985	$1,807	$14,105

The net sales for the year ended December 31, 2024 include the revenues derived from one customer which represents 14% of total net sales. Such customer is included within the Cardiovascular segment.

For the year ended December 31, 2023, the Company’s segment gross profit was comprised of the following (in thousands):

	Device Protection	Women's Health	Cardiovascular	Total
Net sales	$9,401	$10,304	$5,040	$24,745
Cost of goods sold, excluding intangible asset amortization	2,836	5,902	1,556
Segment gross profit	$6,565	$4,402	$3,484	$14,451

The net sales for the year ended December 31, 2023 include the revenues derived from one customer which represents 10% of total net sales. Such customer is included within the Cardiovascular segment.

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023

Segment gross profit	$14,105	$14,451
Adjustments:
Intangible asset amortization expense	3,398	3,398
Sales and marketing	12,546	13,087
General and administrative	18,659	14,104
Research and development	3,785	4,399
Litigation costs, net	11,368	9,989
Loss from operations	(35,651)	(30,526)
Interest expense	4,779	5,796
Loss on revaluation of warrant liability	14,878	4,140
Other (income) expense, net	(1,186)	759
Loss before provision for income taxes	$(54,122)	$(41,221)

During the years ended December 31, 2024 and 2023, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.