Form 10-Q
period 2025-03-31
ELUTIA INC.
filed 2025-05-13
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39577

Elutia Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4790334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12510 Prosperity Drive, Suite 370 Silver Spring, MD	20904
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (240) 247-1170

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	ELUT	The Nasdaq Capital Market

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

As of May 8, 2025, there were 36,802,258 shares of the registrant’s Class A common stock and 4,313,406 shares of the registrant’s Class B common stock outstanding.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

●	our ability to successfully commercialize, market and sell our newly approved EluPro® antibacterial envelope device;

●	our ability to continue as a going concern;

●	our ability to achieve or sustain profitability;

●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;

●	our ability to defend against the various lawsuits related to FiberCel and VBM and avoid a material adverse financial consequence;

●	our ability to raise funds in the future;

●	the continued and future acceptance of our products by the medical community;

●	our ability to enhance our products, expand our product indications and develop, acquire and commercialize additional product offerings;

•	our dependence on our commercial partners and independent sales agents to generate a substantial portion of our net sales;

•	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases are exclusive suppliers for products essential to our business;

●	our ability to successfully realize the anticipated benefits of the sale of our Orthobiologics Business;

•	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;

●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability;

●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates; and

●	our ability to obtain, maintain and adequately protect our intellectual property rights.

These and other important factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.Elutia.com/financials/sec-filings, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,358	$13,239
Accounts receivable, net	2,860	2,276
Inventory	4,286	3,911
Insurance receivables of litigation costs	3,893	4,760
Prepaid expenses and other current assets	1,620	1,986
Total current assets	30,017	26,172

Property and equipment, net	1,031	773
Intangible assets, net	7,424	8,273
Operating lease right-of-use assets and other	826	909
Total assets	$39,298	$36,127

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$4,516	$4,149
Accrued expenses	6,092	7,104
Current portion of long-term debt	2,500	1,250
Current portion of revenue interest obligation	5,500	4,400
Contingent liability for legal proceedings	17,808	20,432
Current operating lease liabilities	435	460
Total current liabilities	36,851	37,795

Long-term debt	21,762	22,603
Long-term revenue interest obligation	4,735	5,490
Warrant liability	12,089	16,076
Long-term operating lease liabilities	319	423
Total liabilities	75,756	82,387

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024, and 36,552,348 and 30,897,232 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	37	31
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of March 31, 2025 and December 31, 2024 and 4,313,406 issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	197,027	183,298
Accumulated deficit	(233,526)	(229,593)
Total stockholders’ deficit	(36,458)	(46,260)
Total liabilities and stockholders' deficit	$39,298	$36,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$6,030	$6,694
Cost of goods sold	3,573	3,851
Gross profit	2,457	2,843
Sales and marketing	3,031	3,309
General and administrative	3,871	5,056
Research and development	905	1,172
Litigation costs, net	2,572	1,785
Total operating expenses	10,379	11,322
Loss from operations	(7,922)	(8,479)
Interest expense, net	1,085	1,313
(Gain) loss on revaluation of warrant liability	(5,187)	9,637
Other expense (income), net	105	(1,443)
Loss before provision for income taxes	(3,925)	(17,986)
Income tax expense	8	8
Net loss	(3,933)	(17,994)
Less: dilutive gain on revaluation of warrant liability	(5,201)	—
Net loss for diluted earnings per share	$(9,134)	$(17,994)

Net loss per share - basic	$(0.10)	$(0.75)
Net loss per share - diluted	$(0.21)	$(0.75)

Weighted average common shares outstanding - basic	38,616,207	23,912,326
Weighted average common shares outstanding - diluted	42,913,111	23,912,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.2 million	5,520,000	6	—	—	12,590	—	12,596
Issuance of common stock under Employee Stock Purchase Plan	31,558	—	—	—	80	—	80
Vesting of restricted stock units, net of shares withheld and taxes paid	103,558	—	—	—	(152)	—	(152)
Stock-based compensation	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	(3,933)	(3,933)
Balance, March 31, 2025	36,552,348	$37	4,313,406	$4	$197,027	$(233,526)	$(36,458)

Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)
Exercises of Common Warrants and Prefunded Warrants	1,075,825	1	—	—	4,033	—	4,034
Issuance of common stock under Employee Stock Purchase Plan	65,459	—	—	—	70	—	70
Vesting of restricted stock units, net of shares withheld and taxes paid	11,028	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	2,197	—	2,197
Net loss	—	—	—	—	—	(17,994)	(17,994)
Balance, March 31, 2024	20,036,508	$20	4,313,406	$4	$143,315	$(193,638)	$(50,299)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(3,933)	$(17,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	864
(Gain) loss on revaluation of warrant liability	(5,187)	9,637
Gain on revaluation of revenue interest obligation	—	(1,443)
Amortization of deferred financing costs and debt discount	53	54
Interest expense recorded as additional revenue interest obligation and long-term debt	702	781
Stock-based compensation	1,211	2,197
Changes in operating assets and liabilities:
Accounts receivable	(584)	(1,143)
Inventory	(375)	801
Receivables of litigation costs	867	665
Prepaid expenses and other	449	168
Accounts payable and accrued expenses	(225)	2,026
Contingent liability for legal proceedings	(2,624)	567
Other liabilities	(103)	179
Net cash used in operating activities	(8,881)	(2,641)
INVESTING ACTIVITIES:
Expenditures for property and equipment	(278)	(15)
Net cash used in investing activities	(278)	(15)
FINANCING ACTIVITIES:
Proceeds from private placement and warrants, net of offering costs	13,796	—
Repayments of long-term debt	—	(2,000)
Proceeds from exercises of Common Warrants and Prefunded Warrants	—	1,140
Payments on revenue interest obligation	—	(2,600)
Repayments of insurance premium financings	(446)	(673)
Payments for taxes upon vesting of restricted stock units	(152)	(6)
Proceeds from stock option exercises and issuance of common stock under ESPP	80	70
Net cash provided by (used in) financing activities	13,278	(4,069)

Net increase (decrease) in cash and cash equivalents	4,119	(6,725)

Cash and cash equivalents, beginning of period	13,239	19,276
Cash and cash equivalents, end of period	$17,358	$12,551

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$526	$2,541
Fair value of warrants issued	$1,200	$—
Conversion of Common Warrants and Prefunded Warrants to common stock	$—	$2,894

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2024. The financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the three months ended March 31, 2025. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 9, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against the Company. The Company is aware of certain indemnity-related claims raised, including a claim from a former supplier alleging breach of contract. Based on the Company’s ongoing assessment of these claims, along with the remaining indemnity holdback of $1.5 million, the Company does not consider a loss to be probable or estimable as of March 31, 2025. Should the Company receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. For the three months ended March 31, 2025, the Company incurred a net loss of $3.9 million, and as of March 31, 2025, the Company had an accumulated deficit of $233.5 million. In addition, during the three months ended March 31, 2025, the Company used $8.9 million of cash in operating activities and expects to continue to incur cash outflows during the remainder of 2025. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Furthermore, even if the Company does achieve profitability, it may not be able to sustain or increase profitability on an ongoing basis, or, in general, be able to satisfy its obligations, including those related to the FiberCel Litigation and VBM Litigation described in Note 9, when they become due.

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, the Company may seek to raise capital through the issuance of common stock or debt such as the offerings described in Note 8, issue common stock to satisfy certain obligations in lieu of cash such as the Ligand amendment described in Note 7 or pursue asset sales or other transactions, such as the sale of the Orthobiologics Business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the condensed consolidated financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the condensed consolidated financial statements.

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

Net Income (Loss) per Share

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock”) and Class B common stock, $0.001 par value per share (the “Class B common stock”). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore, both are treated as the same class of stock for purposes of the earnings per share calculation.

Basic net loss per share is computed by dividing net loss available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include common and prefunded warrants. Net loss is not allocated to participating securities as they do not have an obligation to fund losses. For purposes of the diluted net loss per share attributable to common stockholders calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. See Note 10 for further discussion of net loss per share attributable to common stockholders.

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

Accounts Receivable and Allowances

Accounts receivable in the accompanying balance sheets are presented net of allowances for credit losses. The Company grants credit to customers in the normal course of business but generally does not require collateral or any other security to support its receivables.

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

In March 2025, the Company executed a new lease for 26,598 square feet. This new facility will be utilized for office, manufacturing and laboratory space. The lease expires in January 2036 with early termination dates in 2029 and 2033. Monthly lease payments (including allocation portions of property taxes, insurance and other landlord operating expenses) total approximately $75,000 with annual rent escalations of 3%. Rent is abated for the first 12 months of occupancy and is discounted at 50% for months 13 through 18. As of March 31, 2025, the property was not yet made available for use to Elutia by the landlord due to the significant improvement work being performed by the landlord. Consequently, the Company determined that the lease has not yet commenced for accounting purposes.

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three months ended March 31, 2025 or 2024.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement, June 2024 registered direct offering and 2025 registered direct offering (see Note 8) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in (gain) loss on revaluation of warrant liability net in the condensed consolidated statements of operations.

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

As noted above, the Company enters into contracts to primarily sell and distribute products to healthcare providers or commercial partners. Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that the Company expects to be entitled to in exchange for the transfer of control of the products to the Company’s customers. For all product sales, the Company has no further performance obligations and revenue is recognized at the point control transfers, which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

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

There was one customer that represented 15% and 17% of the Company’s net sales for the three months ended March 31, 2025 and 2024, respectively. Additionally, there was one customer that represented 15% and 14% of the Company’s accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2025 and 2024, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 4. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of March 31, 2025, the Company had 1,746,811 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the three months ended March 31, 2025 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2024	3,220,991	$5.23	7.3	$475
Granted	—	$—
Exercised	—	$—
Forfeited	(16,776)	$4.93
Outstanding, March 31, 2025	3,204,215	$5.23	7.0	$22
Vested and exercisable, March 31, 2025	1,906,970	$5.89	6.1	$22

As of March 31, 2025, there was approximately $2.7 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.7 years.

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

No options were granted during the three months ended March 31, 2025; however, the following weighted-average assumptions were used to determine the fair value of time-based options granted during the three months ended March 31, 2024:

Expected term (years)	5.9
Risk-free interest rate	3.2%
Volatility factor	100.9%
Dividend yield	—

The Company has granted stock options that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of March 31, 2025, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the three months ended March 31, 2025 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2024	1,417,123	$3.58
Granted	92,000	$2.81
Vested	(154,358)	$3.92
Forfeited	(11,999)	$3.73
Unvested, March 31, 2025	1,342,766	$3.49

The total fair value of the RSUs granted during the three months ended March 31, 2025 was $0.3 million. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of March 31, 2025, $3.9 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 1.8 years.

The Company has granted RSUs that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of March 31, 2025, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of March 31, 2025, the total shares of Class A common stock authorized for issuance under the ESPP was 1,126,448, of which 791,675 remained available for future issuance. During the three months ended March 31, 2025, shares of Class A common stock totaling 31,558 were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2025 and 2024 was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Sales and marketing	$188	$448
General and administrative	860	1,423
Research and development	143	254
Cost of goods sold	20	72
Total stock-based compensation expense	$1,211	$2,197

Note 5. Inventory

Inventory as of March 31, 2025 and December 31, 2024 was comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$329	$440
Work in process	1,060	740
Finished goods	2,897	2,731
Total	$4,286	$3,911

Note 6. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, and an additional $4 million was made on December 14, 2022. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date.  The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility, as amended in September 2024, starts in November 2025. Principal payments during the amortization period will be limited based on revenue-based caps, although as of March 31, 2025, no such caps are applicable and quarterly principal payments will be in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity. The SWK Loan Facility also includes both minimum revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by all assets of the Company, subject to certain customary exceptions. As of March 31, 2025, Elutia was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (“SWK Loan Facility Agreement”). See below for discussion of an amendment to the minimum liquidity covenant in May 2025.

All of the SWK Loan Facility borrowings take the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company has elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company may elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election may be made until November 15, 2025. The “Term SOFR Rate” is subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500. The weighted average interest rate on the SWK Loan Facility was 12.7% and 13.5% for the three months ended March 31, 2025 and 2024, respectively.

In May 2025, Elutia entered into an amendment to the SWK Loan Facility.  This amendment, among other things: (i) allows for 100% of the interest payment due in May 2025 to be paid as PIK Interest, (ii) removed mandatory repayment obligations related to non-ordinary course asset sales, (iii) allows the Company to request that SWK advance a new term loan in the amount of up to $5.0 million, which advance will be in the sole and absolute discretion of SWK and (iv) fixed the amount of the minimum liquidity covenant to be $8.0 million.  In consideration for the amendment, the Company agreed to issue SWK 50,000 shares of its Class A Common Stock in a private placement.

On August 10, 2022 (the “Closing Date”), the Company issued to SWK Funding LLC a warrant (“SWK Warrant”) to purchase, in the aggregate, up to 187,969 shares of Class A common stock of the Company, $0.001 par value per share at an exercise price of $6.65 per share. The SWK Warrant is immediately exercisable for up to 187,969 shares of Class A common stock from time to time on or after the Closing Date.  The exercise price and number of shares of Class A common stock issuable upon exercise of the SWK Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the SWK common stock. Unless earlier exercised or terminated in accordance with its terms, the SWK Warrant will expire on the seventh anniversary of the Closing Date. Upon issuance, the Company valued the SWK Warrant at approximately $0.6 million using the Black-Scholes model. The recognition of the SWK Warrant as well as deferred financing costs of approximately $0.5 million incurred in securing the SWK Loan Facility served to reduce the recorded value of the associated debt. The debt discount and deferred financing costs will be recognized as interest expense through the maturity of the loan.

Prior to the May 2025 amendment described above, the SWK Loan Facility Agreement required certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility Agreement) to the Company’s total gross profit (as defined in the SWK Loan Facility Agreement) multiplied by the outstanding loans under the SWK Loan Facility and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. The closing of the divestiture of the Orthobiologics Business in November 2023 triggered a mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture in 2023 and the remainder was paid in February 2024 based on mutual agreement between the parties.

Long-term debt was comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Term Loan Facility, net of unamortized discount and deferred financing costs	$24,262	$23,853
Current Portion	(2,500)	(1,250)
Long-Term Debt	$21,762	$22,603

In addition to the above, the Company finances the annual premiums of certain insurance policies through short-term financing arrangements and includes the liabilities associated with such arrangements within accrued liabilities in accompanying consolidated balance sheets. The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of March 31, 2025 and December 31, 2024.

Note 7. Revenue Interest Obligation

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property (the “CorMatrix Acquisition”). As part of the CorMatrix Acquisition, the Company assumed a restructured, long-term royalty obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals Incorporated (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. On January 10, 2024, the Company entered into an amendment to the Revenue Interest Obligation (the “Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, subject to annual minimum payments of $4.4 million per year, the terms of the Revenue Interest Obligation require Elutia to pay Ligand 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as EluPro. Furthermore, a $5.0 million payment would be due to Ligand if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027.

In connection with the execution of the Amended Revenue Interest Obligation, the Company made payments totaling $3.0 million (50% paid in January 2024 and 50% paid in April 2024) in satisfaction of all royalty obligations for the first three fiscal quarters of 2023 and made a payment in February 2024 of $1.1 million in satisfaction of the royalty obligations for the fourth quarter of 2023. Total payments to Ligand during the three months ended March 31, 2024 were $2.6 million comprised of the aforementioned 2023 amounts due. No payments to Ligand were made in the three months ended March 31, 2025.

In May 2025, Elutia entered into a subscription agreement and further amendment to the Amended Revenue Interest Obligation with Ligand. Through such amendment, $2.2 million in outstanding royalty obligations (royalty obligations for the fiscal quarters ended December 31, 2024 and March 31, 2025) owed by Elutia to Ligand under the Amended Revenue Interest Obligation was satisfied by the issuance of 1,105,528 shares of Elutia’s Class A common stock to Ligand in a transaction registered with the Securities and Exchange Commission.

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the three months ended March 31, 2024. The resulting gain was recognized as other income in the accompanying condensed consolidated statement of operations.  Interest expense related to the Revenue Interest Obligation of approximately $0.3 million and $0.5 million was recorded for the three months ended March 31, 2025 and 2024, respectively.

Note 8. Common Stock and Warrants

Registered Direct Offering of Common Stock and Warrants

On February 4, 2025, the Company sold, in a registered direct offering (“2025 Registered Offering”), an aggregate of (i) 5,520,000 shares of our Class A common stock and (ii) prefunded warrants (“2025 Prefunded Warrants”) to purchase up to an aggregate of 480,000 shares of Class A Common Stock. The public offering price for each share of Class A Common Stock was $2.50, and the public offering price for each 2025 Prefunded Warrant was $2.499, for aggregate gross proceeds of approximately $15.0 million, before deducting offering expenses. The 2025 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full. The Company incurred transaction fees, including commissions and legal fees, of approximately $1.3 million in connection with the 2025 Registered Offering, of which $1.2 million were allocated to the issuance of the common stock.

On June 16, 2024, the Company sold, in a registered direct offering (“2024 Registered Offering”), an aggregate of (i) 3,175,000 shares of the Company’s Class A common stock and (ii) prefunded warrants (“2024 Prefunded Warrants”) to purchase up to an aggregate of 725,000 shares of Class A Common Stock. The public offering price for each share of Class A Common Stock was $3.40, and the public offering price for each 2024 Prefunded Warrant was $3.399, for aggregate gross proceeds of approximately $13.3 million, before deducting offering expenses. The 2024 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full. The Company incurred transaction fees, including commissions and legal fees, of approximately $1.4 million in connection with the 2024 Registered Offering, of which $1.1 million were allocated to the issuance of the common stock.

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

See below for discussion of the accounting for the warrants and the allocation of the remainder of the transaction fees from the 2025 Registered Offering, 2024 Registered Offering and Private Offering.

Warrant Liabilities

The Company has concluded that the outstanding 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model. As a result, the Company allocated a portion of the gross proceeds from the respective offerings to 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants based on their fair values and have recorded such amounts as a warrant liability in the accompanying condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. Additionally, the Company allocated a portion of the transaction fees from the 2024 Registered Offering, 2025 Registered Offering and the Private Offering to the respective warrants and recognized the expense within other expense (income), net. Such expenses totaled $0.1 million for the three months ended March 31, 2025.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date yielding exercise proceeds of $13.8 million in July 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants.

A summary of the warrant activity for the three months ended March 31, 2025 is as follows:

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants
Outstanding, December 31, 2024	3,573,326	725,000	—
Issued	—	—	480,000
Exercised	—	—	—
Outstanding, March 31, 2025	3,573,326	725,000	480,000

The valuation of the warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the three months ended March 31, 2025 (in thousands):

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Total Offering Warrants
Warrant liability, December 31, 2024	$13,365	$2,711	$-	$16,076
Fair value upon issuance	-	-	1,200	1,200
Gain on revaluation of warrant liability	(4,324)	(877)	14	(5,187)
Exercised	-	-	-	-
Warrant liability, March 31, 2025	$9,041	$1,834	$1,214	$12,089

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023

Prefunded Warrants due to the exercise price per share of $0.001. The fair value adjustments have been recorded as (gain) loss on revaluation of warrant liability in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.

The Company had previously calculated the fair value of the Common Warrants using the Black-Scholes option pricing model with the following inputs as of March 31, 2024:

Common stock price	$3.15
Expected term (years)	0.4
Risk-free interest rate	5.4%
Volatility factor	105.5%
Dividend yield	—%

Note 9. Commitments and Contingencies

Cook Biotech License and Supply Agreements

Elutia has entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiac Patch and CanGaroo products, subject to certain co-exclusive rights retained by Cook (the “Cook License Agreement”). The term of such license is through the date of the last to expire of the licensed Cook patents, which is anticipated to be July 2031. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue. The supply agreement expires on the same date as the related license agreement. No royalties were due or paid to Cook during the three months ended March 31, 2025 or 2024. The Cook License Agreement also provides for a worldwide exclusive license to the porcine tissue for use with neuromodulation devices in addition to cardiovascular devices and includes license fee payments of $0.1 million per year in each of the years 2021 through 2026. Such license payments would accelerate if Elutia undergoes a change in control, as defined in the Cook License Agreement. The Company, in its sole discretion, can terminate the Cook License Agreement at any time.

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

FiberCel Litigation

As previously disclosed, in June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix (“FiberCel”). Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of March 31, 2025, there were 58 active lawsuits or claims against the Company, including 18 lawsuits or claims where settlements have been reached but had not yet been paid by quarter-end. The lawsuits, which have been filed against Elutia, certain Medtronic entities, and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such lawsuits were filed in various U.S. federal courts and in state courts in Indiana, Delaware, Florida, Maryland and Ohio. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

As also previously disclosed, in July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date (the “VBM Recall”). As of March 31, 2025, there were 12 active lawsuits or claims filed or asserted against the Company. The lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. Such lawsuits were filed in various U.S. federal courts and in the California state court. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “VBM Litigation.”

Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company’s complaint alleges breach of the 2019 Tissue Product Supply Agreement (the “Supply Agreement”) between the Company and Medtronic.  In particular, the complaint alleges that Medtronic did not honor its contractual obligations to obtain insurance coverage and to defend and indemnify the Company for over 100 lawsuits against the Company alleging claims arising from the use of FiberCel products distributed by Medtronic.  The complaint does not specify the amount of damages owed by Medtronic for these breaches.  On July 31, 2024, Medtronic responded to the complaint by denying Elutia’s claims and asserting a single counterclaim alleging that Elutia breached certain representations and warranties under the Supply Agreement and owes ongoing indemnity obligations to Medtronic.  The counterclaim does not specify the amount of any alleged damages. On October 15, 2024, Medtronic filed a motion to dismiss Elutia’s claims.  The court held a hearing on January 9, 2025, and a decision was rendered by the court on April 8, 2025. In its decision, the court dismissed the Company’s claim with respect to Medtronic’s failure to obtain insurance coverage, but allowed the Company to continue with its claim that Medtronic breached its indemnity obligations to Elutia. Given the early stages of this matter and the Company’s intention to vigorously defend Medtronic’s counterclaim, we do not consider a loss to be probable or estimable at this time.

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Elutia’s liability in 52 of the cases has been settled for a total cash outlay of $17.5 million. For the remaining 58 cases, the Company estimated a probable loss related to each case and has recorded a liability at a total estimated amount of $14.3 million at March 31, 2025, which is recorded as Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets. Such liability includes $6.7 million for which the settlements have been reached but had not yet been paid by quarter-end.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, Elutia’s liability in 12 of the cases has been settled for a total cash outlay of approximately $1.5 million. For the remaining 23 cases, which includes unasserted claims that the Company believes are probable of assertion, the Company estimated a probable loss at an estimated amount of $3.6 million at March 31, 2025, which is recorded as Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. The expense related to this estimate was recorded within Litigation costs, net in the accompanying consolidated statement of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for Legal Proceedings, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of March 31, 2025 totaled $3.9 million and are recorded as Insurance Receivables of Litigation Costs in the accompanying consolidated balance sheets.

As of March 31, 2025, all amounts recorded as Insurance Receivables of Litigation Costs related to the VBM Litigation, and additional insurance remains available to cover the future cost of the VBM Litigation and related defense costs. Conversely, the Company has no more insurance to cover the cost of the FiberCel Litigation and the related defense costs.

As of both March 31, 2025 and 2024, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation and Medtronic matter.

Note 10. Net Income (Loss) Per Share

	Three Months Ended
(in thousands, except share and per share data)	March 31,
	2025	2024
Numerator:
Net loss	$(3,933)	$(17,994)
Less: dilutive gain on revaluation of warrant liability	(5,201)	—
Net loss for diluted earnings per share	$(9,134)	$(17,994)

Denominator:
Weighted average number of common shares - basic	38,616,207	23,912,326
Effect of dilutive prefunded warrants	4,296,904	—
Weighted average number of common shares - diluted	42,913,111	23,912,326

Net loss per share - basic	$(0.10)	$(0.75)
Net loss per share - diluted	$(0.21)	$(0.75)

Certain of the Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	Three Months Ended
	March 31,
	2025	2024
Options to purchase common stock	3,204,215	3,069,647
Restricted stock units	1,342,766	2,525,480
SWK Warrants	187,969	187,969
Common Warrants	—	10,219,443
2023 Prefunded Warrants	—	241,588
2024 Prefunded Warrants	—	—
2025 Prefunded Warrants	480,000	—
Total	5,214,950	16,244,127

Note 11. Segment Information

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

For the three months ended March 31, 2025, the Company’s segment gross profit was comprised of the following (in thousands):

	Device Protection	Women's Health	Cardiovascular	Total
Net sales	$3,079	$2,625	$326	$6,030
Cost of goods sold, excluding intangible asset amortization	1,424	1,173	127
Segment gross profit	$1,655	$1,452	$199	$3,306

The net sales for the three months ended March 31, 2025 include the revenues derived from one customer which represents 15% of total net sales. Such customer is included within the Women’s Health segment.

For the three months ended March 31, 2024, the Company’s segment gross profit was comprised of the following (in thousands):

	Device Protection	Women's Health	Cardiovascular	Total
Net sales	$2,357	$3,567	$770	$6,694
Cost of goods sold, excluding intangible asset amortization	729	2,000	273
Segment gross profit	$1,628	$1,567	$497	$3,692

The net sales for the three months ended March 31, 2024 include the revenues derived from one customer which represents 17% of total net sales. Such customer is included within the Women’s Health segment.

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the three months ended March 31, 2025 and 2024, (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Segment Gross Profit	$3,306	$3,692
Adjustments:
Intangible asset amortization expense	(849)	(849)
Sales and marketing	(3,031)	(3,309)
General and administrative	(3,871)	(5,056)
Research and development	(905)	(1,172)
Litigation costs, net	(2,572)	(1,785)
Loss from operations	(7,922)	(8,479)
Interest expense, net	1,085	1,313
(Gain) loss on revaluation of warrant liability	(5,187)	9,637
Other expense (income), net	105	(1,443)
Loss before provision for income taxes	$(3,925)	$(17,986)

During the three months ended March 31, 2025 and 2024, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.

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

In Device Protection, we sell EluPro, a unique bioenvelope designed to mitigate cardiac implantable electronic device complications including infection, device migration and erosion. The bioenvelope features a biomatrix comprised of extracellular matrix, which supports healthy wound healing and may facilitate re-operative procedures by reducing scar formation and fibrosis. Additionally, EluPro is embedded with the powerful antibiotics rifampin and minocycline, which are gradually released into the surrounding tissue over several weeks post-implantation to provide antimicrobial protection. Currently, EluPro is the only drug-eluting biomatrix (“DEB”) offering in the U.S. implantable electronic device protection market. Alongside EluPro, we market the CanGaroo bioenvelope, our first generation product, which uses the same biomatrix but does not contain antibiotics.

In Women’s Health, we have developed both patented and proprietary technologies, culminating in the creation of SimpliDerm—a novel biological matrix that leverages the inherent science of natural healing processes. SimpliDerm’s design uses human-based hydrated acellular dermal matrix (“ADM”) with heightened structural integrity and superior handling capabilities, which may mitigate inflammation and enhance tissue incorporation, leading to a better healing experience as compared to other ADM products. We believe that these acellular dermal matrices represent an ideal choice for tissue repair and reconstruction, finding applications in fields such as breast reconstruction, sports medicine, hernia repair and trauma reconstruction.

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

We sell SimpliDerm through independent sales agents to plastic and reconstructive surgeons. Additionally, in March 2023, we entered into an agreement with Sientra, a medical aesthetics company uniquely focused on plastic surgery, to expand the distribution of SimpliDerm. In April 2024, the agreement was acquired by Tiger Aesthetics Medical (“Tiger”) in connection with their asset acquisition of Sientra. Under the agreement terms, Elutia has granted Tiger certain non-exclusive rights in the United States to market, sell and distribute SimpliDerm. This agreement with Tiger gives us access to approximately 50 sales representatives to further expand our footprint and accelerate our sales.

We also sell legacy products into the Cardiovascular market. In Cardiovascular, we sell our specialized porcine small intestine submucosa, which is based on the same the biomatrix used to make EluPro and CanGaroo, for use as an intracardiac and vascular patch as well as for pericardial reconstruction. In addition, our TYKE product is designed for use in the neonatal patient population. From May 2017 through March 2023, we sold these products directly to hospitals and other healthcare facilities primarily through our sales force and independent sales agents. In April 2023, we entered into an exclusive distribution agreement with LeMaitre Vascular through which we sold these products in the United States. On May 1, 2025, the exclusive distribution agreement terminated and we began selling these products directly to hospitals and other healthcare facilities through independent sales agents.

We produce all of our EluPro, CanGaroo and cardiovascular products at our manufacturing facility in Roswell, Georgia and stock inventory of raw materials, supplies and finished goods at this location. We rely on a single or limited number of suppliers for certain raw materials and supplies. We have a long-term supply agreement with Cook Biotech, now owned by Evergen, the porcine tissue supplier of our raw materials for EluPro, CanGaroo and our cardiovascular products. SimpliDerm was historically processed by us at our Richmond, California facility; however, that facility was included with the divestiture of the Orthobiologics Business, and SimpliDerm is now provided to us through a long-term supply agreement with the purchaser of the Orthobiologics Business, Berkeley Biologics, LLC (“Berkeley”). We intend to develop our own in-house capability for the production of certain components of EluPro as well as the potential internal production of current and future Women’s Health products. To this end, in March 2025, we signed a lease for 26,598 square feet in Gaithersburg, Maryland and expect to commence operations there in the second quarter of 2025. We anticipate being able to internally produce certain components of EluPro in the fourth quarter of 2025.

We have focused much of our attention recently on EluPro, which was cleared for marketing by the FDA in June 2024 and is indicated for use with implantable electronic devices including cardiac and neurostimulator devices. We believe the Company’s success is highly dependent on the successful commercialization, marketing and sale of EluPro, as well as the extension of our DEB technology into potential adjacent applications. Furthermore, we believe the commercialization and marketing efforts with respect to EluPro will require significant investments in time and resources. However, there can be no assurance that we will have or be able to obtain sufficient resources to make the necessary investments in order to increase the sales and market penetration of EluPro, or that if made, such investments will yield the results sought.

Discontinued Operations – Sale of Orthobiologics Business

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of our Orthobiologics segment. In the sale, we received $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after close. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against us. In the purchase agreement, the Company has retained the liabilities arising out of the viable bone matrix (“VBM”) and FiberCel matters, as described in Note 9, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Should we receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

Product Recalls

In June 2021, we issued a voluntary recall pertaining to a single donor lot of our FiberCel Fiber Viable Bone Matrix, a bone repair product formerly manufactured under a contract with Medtronic PLC, which also distributed the product. The recall was issued after learning of postsurgical infections reported in several patients treated with the product, including some patients that tested positive for tuberculosis. Additionally, in July 2023, we announced a voluntary recall of a single lot of one of our viable bone matrix (“VBM”) products and the market withdrawal of all of our VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after we learned of post-surgical tuberculosis infections in two patients treated with product from a single donor lot of our VBM product. Both of these products were part of our Orthobiologics Business, which we have fully divested as described above. For information about legal proceedings in which we are involved and the possible future financial implications, see Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. Our Device Protection products are sold to hospitals and other healthcare facilities primarily through our direct sales force, commercial partners or independent sales agents. Our Women’s Health products are sold directly to hospitals and other healthcare facilities through independent sales agents or through our distribution agreement with Tiger. From April 2023 through April 2025, our cardiovascular products were sold through a distribution agreement with LeMaitre Vascular. In May 2025, we began selling these products directly to hospitals and other healthcare facilities through independent sales agents.

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

Cost of Goods Sold

Our cost of goods sold relate to purchased raw materials and the processing and conversion costs of such raw materials consisting primarily of salaries and benefits, supplies, quality control testing and the manufacturing overhead incurred at our processing facility in Roswell, Georgia. The Roswell facility has additional capacity, which if utilized, would further leverage our fixed overhead. Cost of goods sold also includes the amortization of intangibles generated from the CorMatrix Acquisition in 2017.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Over the last several years, our product development efforts have primarily related to activities associated with the development of EluPro, our initial DEB product offering which gained FDA clearance in June 2024. Future development efforts are expected to focus on (i) expanding our EluPro offering with additional sizes and product features, (ii) developing new products within the DEB product portfolio and (iii) conducting clinical studies to validate the performance characteristics of our products and to capture patient data necessary to support our commercial efforts.

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025		2024		Change 2024 / 2025
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$6,030	100.0%	$6,694	100.0%	$(664)	(9.9)%
Cost of goods sold	3,573	59.3%	3,851	57.5%	(278)	(7.2)%
Gross profit	2,457	40.7%	2,843	42.5%	(386)	(13.6)%
Sales and marketing	3,031	50.3%	3,309	49.4%	(278)	(8.4)%
General and administrative	3,871	64.2%	5,056	75.5%	(1,185)	(23.4)%
Research and development	905	15.0%	1,172	17.5%	(267)	(22.8)%
Litigation costs, net	2,572	42.7%	1,785	26.7%	787	44.1%
Total operating expenses	10,379	172.1%	11,322	169.1%	(943)	(8.3)%
Loss from operations	(7,922)	(131.4)%	(8,479)	(126.7)%	557	(6.6)%
Interest expense, net	1,085	18.0%	1,313	19.6%	(228)	(17.4)%
Gain on revaluation of warrant liability	(5,187)	(86.0)%	9,637	144.0%	(14,824)	NM
Other expense (income), net	105	1.7%	(1,443)	(21.6)%	1,548	NM
Loss before provision for income taxes	(3,925)	(65.1)%	(17,986)	(268.7)%	14,061	(78.2)%
Income tax expense	8	0.1%	8	0.1%	—	—%
Net income (loss)	$(3,933)	(65.2)%	$(17,994)	(268.8)%	$14,061	78.1%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended March 31,
	2025		2024
		% of Net		% of Net	Change 2024 / 2025
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Device Protection	$3,079	51.1%	$2,357	35.2%	$722	30.6%
Women's Health	2,625	43.5%	3,567	53.3%	(942)	(26.4)%
Cardiovascular	326	5.4%	770	11.5%	$(444)	(57.7)%
Total Net Sales	$6,030	100.0%	$6,694	100.0%	$(664)	(9.9)%

Total net sales decreased $0.7 million, or 9.9%, to $6.0 million in the three months ended March 31, 2025 compared to $6.7 million in the three months ended March 31, 2024. Revenues from Device Protection increased compared to the prior year’s first quarter due to volume growth from EluPro whose full commercial launch commenced in January 2025 after FDA clearance in June 2024. Such increase, however, was offset by volume declines in Women’s Health and Cardiovascular. The decline in Women’s Health was caused by case volume reductions at certain hospital customers, and various physician users of SimpliDerm who transferred to hospitals where SimpliDerm is not yet available. With respect to Cardiovascular, as noted above, the exclusive distribution agreement with LeMaitre Vascular terminated in April 2025 and we recommenced selling these products directly in May 2025. We anticipate Cardiovascular sales will increase in future quarters of 2025 both through volume growth and higher unit prices as such sales will be at end-user pricing versus contracted prices.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended March 31,
	2025		2024
		Gross		Gross	Change 2024 / 2025
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Device Protection	$1,424	53.8%	$729	69.1%	$695	95.3%
Women's Health	1,173	55.3%	2,000	43.9%	(827)	(41.4)%
Cardiovascular	127	61.0%	273	64.5%	(146)	(53.5)%
Cost of goods sold, excluding intangible asset amortization	2,724	54.8%	3,002	55.2%	(278)	(9.3)%
Intangible asset amortization expense	849	(14.1)%	849	(12.7)%	—	—%
Total Cost of Goods Sold	$3,573	40.7%	$3,851	42.5%	$(278)	(7.2)%

Total cost of goods sold decreased $0.3 million to $3.6 million in the three months ended March 31, 2025 compared to $3.9 million in the three months ended March 31, 2024. Gross margin was 40.7% in the three months ended March 31, 2025 compared to 42.5% in the three months ended March 31, 2024. Gross margin, excluding intangible asset amortization, was 54.8% in the three months ended March 31, 2025 consistent with 55.2% in the three months ended March 31, 2024. While the overall changes between years in the gross margin measures were modest, it included increases to the Women’s Health gross margin due to certain non-recurring write-offs in the prior year quarter, and declines to the Device Protection gross margin due to the addition of EluPro in 2025 which currently carries a lower gross margin than CanGaroo. We expect the Device Protection gross margin to improve over the course of calendar year 2025 as we increase production volumes and further production efficiencies are achieved.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $0.3 million, or 8.4%, to $3.0 million in the three months ended March 31, 2025 compared to $3.3 million in the three months ended March 31, 2024. As a percentage of sales, sales and marketing expenses increased to 50.3% in the three months ended March 31, 2025 from 49.4% in the three months ended March 31, 2024. The modest decrease in expense was largely attributable to lower non-cash equity compensation in the 2025 period.

General and Administrative

G&A expenses decreased $1.2 million, or 23.4%, to $3.9 million in the three months ended March 31, 2025 compared to $5.1 million in the three months ended March 31, 2024. As a percentage of net sales, G&A expenses decreased to 64.2% in the three months ended March 31, 2025 from 75.5% in the three months ended March 31, 2024. The decrease in expense was primarily driven by lower non-cash equity compensation and legal fees in the 2025 period.

Research and Development

R&D expenses decreased $0.3 million, or 22.8% to $0.9 million in the three months ended March 31, 2025 compared to $1.2 million in the three months ended March 31, 2024. The decrease in expense was largely attributable to lower non-cash equity compensation in the 2025 period along with reductions in outside testing services after the FDA‘s clearance of EluPro in June 2024. Our future development efforts are focused on expanding our EluPro offering with additional sizes and product features, (ii) developing new products within the DEB product portfolio and (iii) conducting clinical studies to validate the performance characteristics of our products and to capture patient data necessary to support our commercial efforts.

Litigation Costs, net

Litigation costs, net increased to $2.6 million in the three months ended March 31, 2025 compared to $1.8 million in the three months ended March 31, 2024. The current year increase was due to the availability of insurance coverage on the FiberCel Litigation in the 2024 period which allowed for the full recovery of legal defense costs in the prior year’s quarter. As of March 31, 2025, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 9 to the condensed consolidated financial statements.

Interest Expense

Interest expense was approximately $1.1 million in the three months ended March 31, 2025 compared to $1.3 million in the three months ended March 31, 2024. The decrease was primarily due to lower principal outstanding on the SWK debt in the current year period as a result of mandatory repayments in connection with our sale of the Orthobiologics Business in November 2023.

Other Expense (Income), net

Other expense (income), net was an expense of $0.1 million in the three months ended March 31, 2025 and was attributable to the transaction fees incurred in connection with the 2025 Registered Offering which were allocated to the 2025 Prefunded Warrants (defined below). See Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Other expense (income), net was income of $1.4 million in the three months ended March 31, 2024 attributable to the $1.4 million gain on the revaluation of our Revenue Interest Obligation to Ligand. See Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2025 and 2024. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric and the results of the segments in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2025 and 2024, to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended
	March 31,
	2025	2024
Net sales	$6,030	$6,694
Cost of goods sold	3,573	3,851
Gross profit	2,457	2,843
Intangible asset amortization expense	849	849
Gross profit, excluding intangible asset amortization	$3,306	$3,692
Gross margin	40.7%	42.5%
Gross margin, excluding intangible asset amortization	54.8%	55.2%

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

Liquidity and Capital Resources

As of March 31, 2025, we had cash of approximately $17.4 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics Business, proceeds from a follow-on offerings and private placements of our common stock and warrants and substitution of certain cash payment obligations with stock issuances. Our historical cash outflows have primarily been associated with acquisitions and integration, manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure through our direct sales force and our commercial partners in order to expand our presence and to promote awareness and adoption of our products. Such commercial infrastructure costs are likely to become more significant in the future as we further commercialize the newly approved EluPro product. As of March 31, 2025, our accumulated deficit was $233.5 million.

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

In order to mitigate the current and potential future liquidity issues caused by the matters noted above, we may seek to raise capital through the issuance of equity or debt securities, as we did in the 2025 Registered Offering, 2024 Registered Offering and Private Offering described above, issue common stock to satisfy certain obligations in lieu of cash, as we did in the Ligand amendment described below or pursue asset sale or other transactions, such as the sale of the Orthobiologics Business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, or sell assets on acceptable terms, or at all. As such, based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements.

Cash Flows for the Three Months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,881)	$(2,641)
Investing activities	(278)	(15)
Financing activities	13,278	(4,069)
Net decrease in cash	$4,119	$(6,725)

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $8.9 million compared to $2.6 million for the three months ended March 31, 2024. The year-over-year increase was primarily due to higher paydowns of current trade obligations in the 2025 quarter as well as FiberCel settlement payments of $3.0 million in the current quarter.

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $0.3 million compared to net cash used in investing activities of $0.02 million for the three months ended March 31, 2024. Both periods reflect purchases of property and equipment primarily for our production facilities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $13.3 million compared to cash used in financing activities of $4.1 million for the three months ended March 31, 2024. The current year’s cash generation was primarily through the 2025 Registered Offering which yielded net proceeds of $13.8 million. The cash used in the 2024 period was caused largely by repayments totaling $4.6 million of our long-term debt and revenue interest obligation offset by the proceeds from Common Warrant and Prefunded Warrant exercises of $1.1 million.

Credit Facilities

General

As of March 31, 2025, we had $24.3 million of indebtedness outstanding, consisting of $23.8 million outstanding under our SWK Loan Facility described below and $1.0 million of exit fee liabilities, net of $0.5 million of unamortized discount and deferred financing costs. Such indebtedness currently has a principal payment commencement date of November 15, 2025, with quarterly principal payments in an amount equal to 5% of the outstanding principal.

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million was made on the Closing Date with the additional $4 million drawn on December 14, 2022. The SWK Loan Facility also allows for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which has not been entered into to date. As of March 31, 2025, we had $23.8 million of indebtedness outstanding under our SWK Loan Facility and an exit fee liability to SWK of $1.0 million, with such balances being net of $0.5 million of unamortized discount and deferred financing costs.

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

Mandatory Prepayments

Prior to the May 2025 amendment described below, the SWK Loan Facility Agreement required certain mandatory prepayments, subject to certain exceptions, with: (1) 100% of any net casualty proceeds in excess of $250,000 and (2) for non-ordinary course asset sales, an amount equal to the difference between (x) the proportion of divested gross profit (as defined in the SWK Loan Facility) to the Company’s total gross profit (as defined in the SWK Loan Facility) multiplied by the outstanding loans under the SWK Loan Facility, and (y) the difference between $1,000,000 and the aggregate sale proceeds of any assets previously sold during the fiscal year. The closing of the sale of the Orthobiologics Business in November 2023 triggered the mandatory prepayment of $4.0 million. Of such amount, $2.0 million was paid shortly after closing of the divestiture of the Orthobiologics Business in 2023 and the remainder was paid on February 15, 2024 based on mutual agreement between the parties. No such mandatory prepayments were required in the three months ended March 31, 2025.

Optional Prepayment

The agreement, as amended, governing the SWK Loan Facility also includes an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500.

Amortization and Final Maturity

The SWK Loan Facility matures on August 10, 2027 and accrues interest, payable quarterly in arrears. Principal amortization of the SWK Loan Facility starts on November 15, 2025. Principal payments during the amortization period will be limited based on revenue-based caps. As of March 31, 2025, quarterly principal payments will be in an amount equal to 5% of the aggregate principal amount funded with the balance paid at maturity.

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

In addition, the SWK Loan Facility Agreement contains two financial covenants. The first covenant, which is measured quarterly, requires us to achieve a specified Minimum Aggregate Revenue (as defined in the SWK Loan Facility) for the preceding 12-month period or, alternatively, to maintain Consolidated Unencumbered Liquid Assets (as defined in the SWK Loan Facility) greater than either (i) the outstanding principal balance of the loan, or (ii) the aggregate operating cash burn (as defined in the SWK Loan Facility) for the preceding 12-month period. The second covenant requires us to maintain a minimum liquidity (as defined in the SWK Loan Facility) of the greater of (a) $5.0 million and (b) the sum of the operating cash burn for the two prior consecutive fiscal quarters then ended (the “Liquidity Covenant”). See below for discussion of amendment to the Liquidity Covenant in May 2025.

The SWK Loan Facility Agreement contains events of default, including, most significantly, a failure to timely pay interest or principal, insolvency, or an action by the FDA or such other material adverse event impacting the operations of Elutia. As of March 31, 2025, we were in compliance with the financial covenants and all other covenants.

May 2025 Amendment

In May 2025, we entered into an amendment to the SWK Loan Facility.  The amendment, among other things: (i) allows for 100% of the interest payment due and owing in May 2025 to be paid as PIK interest, (ii) removed mandatory repayment obligations related to non-ordinary course asset sales, (iii) allows us to request that SWK advance a new term loan in the amount of up to $5.0 million, which advance will be in the sole and absolute discretion of SWK and (iv)  fixed the amount of the minimum liquidity covenant to be $8.0 million.  In consideration for the amendment, the Company agreed to issue SWK 50,000 shares of its Class A Common Stock in a private placement.

Ligand Revenue Interest Obligation

We are also a party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we have incurred a long-term obligation to Ligand (the “Revenue Interest Obligation”). The Revenue Interest Obligation, as amended in January 2024, requires us to pay Ligand 5.0% of future sales of our CanGaroo, ProxiCor, Tyke and VasCure products, and substantially similar products, such as EluPro, through May 31, 2027, subject to annual minimum payments of $4.4 million.

Effective May 8, 2025, we entered into a subscription agreement and further amendment to the Revenue Interest Obligation with Ligand. Through the amendment, $2.2 million in outstanding royalty obligations (royalty obligations for the fiscal quarters ended December 31, 2024 and March 31, 2025) owed by Elutia to Ligand under the Revenue Interest Obligation as amended was satisfied by the issuance of 1,105,528 shares of Elutia’s Class A common stock to Ligand in a transaction registered with the Securities and Exchange Commission.

Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further commercialize EluPro and expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, substitution of cash payment obligations with equity or asset sale or other transactions. However, such transactions may not be successful and we may not be able to raise additional equity or debt, or sell or license assets on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	the cost of fully commercializing our EluPro product;
●	the costs of defending against or the damages payable in connection with the FiberCel Litigation and VBM Litigation, associated litigation related to indemnity claims by other defendants to the FiberCel Litigation and any future litigation that we may be subject to (to the extent above the applicable insurance coverage);
●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;

●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses in the future, although we may currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company;
●	unanticipated general, legal and administrative expenses; and
●	the effects on any of the above from any pandemic, epidemic or outbreak of infectious disease or any other public health crisis.

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

Based on our current operating plans, we believe there is uncertainty as to whether our future cash flows along with our existing cash, issuances of additional equity, cash saved through substitution of cash payment obligations with equity issuances and cash generated from expected future sales will be sufficient to meet our anticipated operating needs through twelve months from the financial statement issuance date. Due to these factors, there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the three months ended March 31, 2025, there were no material changes to those previously disclosed other than those outlined in Note 2, “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 3, “Recently Issued Accounting Standards,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding recently issued accounting pronouncements.

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

.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including risks relating to changes in interest rates, foreign currency and inflation. The following discussion provides additional information regarding these risks.

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at March 31, 2025 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of March 31, 2025, our cash was maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

4.10	2025 Form of Prefunded Warrant	8-K	001-39577	4.1	2/4/2025

10.35	2025 Form of Placement Agency Agreement dated February 3, 2025 between Lake Streek Capital Markets, LLC and Elutia In.	8-K	001-39577	10.1	2/4/2025

10.36	2025 Form of Securities Purchase Agreement Agreement dated February 3, 2025 between Elutia Inc. and the purchasers named therein	8-K	001-39577	10.2	2/4/2025

10.37	Subscription Agreement and Amendment No. 2 to Royalty Agreement dated May 8, 2025 between Elutia Inc., Elutia Med LLC and Ligand Pharmaceuticals Incorporation					*

10.38	Fourth Amendment to Credit Agreement dated May 7, 2025 by and among Elutia Inc., SWK Funding LLC as Agent and the lenders from time to time party thereto	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELUTIA INC.

Date: May 13, 2025	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2025	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)