Form 10-Q
period 2025-09-30
ELUTIA INC.
filed 2025-11-12
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Not applicable

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

As of November 7, 2025, there were 40,349,939 shares of the registrant’s Class A common stock and 2,351,246 shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding the potential payment of post-closing escrow amounts from the sale of our former Device Protection segment, which consisted of our cardiac implantable electronic device business (the “CIED Business”), to Boston Scientific Corporation and Cardiac Pacemakers Inc.; expectations regarding the potential payment of post-closing earnout payments from the sale of our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC; our anticipated expansion of our product development and research activities, including the expected development timelines of NXT-41 and NXT-41x, which are our next-generation biologic scaffolds combined with local antibiotic delivery; increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and a separate single lot of viable bone matrix (“VBM”) and expectations regarding the litigation matter with Medtronic Sofamor Danek USA, Inc. (“Medtronic”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

●	our ability to enhance our products, expand our product indications and successfully develop, acquire and commercialize additional product offerings, including NXT-41 and NXT-41x;
●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates;
●	our ability to regain compliance with Nasdaq’s minimum bid price requirement and otherwise maintain compliance with any other listing requirement of the Nasdaq Capital Market, and our ability to maintain a listing of our Class A common stock on the Nasadq Capital Market;
●	our ability to achieve or sustain profitability;
●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;
●	our ability to defend against the various lawsuits related to FiberCel and VBM and avoid a material adverse financial consequence;
●	our ability to raise funds in the future in the amounts and at the times needed;

●	the continued and future acceptance of our products by the medical community;
●	our dependence on independent sales agents to generate a substantial portion of our net sales;
●	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases are exclusive suppliers for products essential to our business;
●	our ability to successfully realize the anticipated benefits of the sale of our CIED and Orthobiologics Businesses;
●	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	our ability to obtain, maintain and adequately protect our intellectual property rights.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Quarterly Report includes our trademarks, trade names and service marks, including, without limitation,  “ProxiCor®,” “Tyke®,” “VasCure®,” “SimpliDerm®,” “SimpliDerm Ellipse®” and our logo, which are our property and are protected under applicable intellectual property laws. This Quarterly Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks may appear in this Quarterly Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,721	$13,239
Accounts receivable, net	3,553	2,276
Inventory	2,011	1,931
Insurance receivables of litigation costs	4,561	4,760
Prepaid expenses and other current assets	539	1,986
Current assets of discontinued operations	2,993	1,980
Total current assets	18,378	26,172

Property and equipment, net	2,054	671
Intangible assets, net	1,800	2,600
Operating lease right-of-use assets and other	2,565	179
Noncurrent assets of discontinued operations	4,610	6,505
Total assets	$29,407	$36,127

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$6,598	$4,149
Accrued expenses	7,274	7,104
Current portion of long-term debt	5,000	1,250
Current portion of revenue interest obligation	5,500	4,400
Contingent liability for legal proceedings	16,383	20,432
Current operating lease liabilities	222	145
Current liabilities of discontinued operations	357	315
Total current liabilities	41,334	37,795

Long-term debt	21,103	22,603
Long-term revenue interest obligation	3,910	5,490
Warrant liability	4,030	16,076
Long-term operating lease liabilities	2,814	16
Noncurrent liabilities of discontinued operations	134	407
Total liabilities	73,325	82,387

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 40,198,920 and 30,897,232 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	40	31
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 2,351,246 and 4,313,406 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	4
Additional paid-in capital	203,044	183,298
Accumulated deficit	(247,004)	(229,593)
Total stockholders’ deficit	(43,918)	(46,260)
Total liabilities and stockholders' deficit	$29,407	$36,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$3,323	$3,662	$9,022	$11,651
Cost of goods sold	1,470	1,871	4,340	6,258
Gross profit	1,853	1,791	4,682	5,393
Sales and marketing	1,601	1,241	3,863	3,791
General and administrative	3,519	4,340	10,792	13,828
Research and development	1,088	702	2,948	2,271
Litigation costs, net	853	4,683	7,429	8,757
Total operating expenses	7,061	10,966	25,032	28,647
Loss from operations	(5,208)	(9,175)	(20,350)	(23,254)
Interest expense, net	265	131	(42)	796
(Gain) loss on revaluation of warrant liability	(5,098)	(12,653)	(12,518)	15,321
Other expense (income), net	—	—	1,547	(1,186)
Income (loss) before provision for income taxes	(375)	3,347	(9,337)	(38,185)
Income tax expense	8	8	24	5
Net income (loss) from continuing operations	(383)	3,339	(9,361)	(38,190)
Loss from discontinued operations	(3,485)	(2,053)	(8,050)	(6,698)
Net income (loss)	(3,868)	1,286	(17,411)	(44,888)
Less: Undistributed net income to participating securities	—	(219)	—	—
Net income (loss) attributable to common stockholders	$(3,868)	$1,067	$(17,411)	$(44,888)

Net income (loss) attributable to common stockholders from continuing operations per share - basic	$(0.01)	$0.10	$(0.23)	$(1.41)
Net loss per share attributable to common stockholders from continuing operations per share - diluted	$(0.12)	$(0.27)	$(0.48)	$(1.41)
Net income (loss) attributable to common stockholders from discontinued operations per share - basic	$(0.08)	$(0.06)	$(0.20)	$(0.25)
Net income (loss) attributable to common stockholders from discontinued operations per share - diluted	$(0.07)	$(0.06)	$(0.18)	$(0.25)
Net income (loss) attributable to common stockholders per share - basic	$(0.09)	$0.03	$(0.43)	$(1.65)
Net loss attributable to common stockholders per share - diluted	$(0.19)	$(0.33)	$(0.66)	$(1.65)

Weighted average common shares outstanding - basic	42,431,314	32,520,134	40,965,925	27,132,216
Weighted average common shares outstanding - diluted	46,957,199	35,520,938	45,492,271	27,132,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2025	38,081,935	$38	4,313,406	$4	$201,251	$(243,136)	$(41,843)
Issuance of common stock under Employee Stock Purchase Plan	27,710	—	—	—	32	—	32
Vesting of restricted stock units, net of shares withheld and taxes paid	127,115	—	—	—	(58)	—	(58)
Stock-based compensation	—	—	—	—	1,981	—	1,981
Conversion of Class B Common Stock to Class A Common Stock	1,962,160	2	(1,962,160)	(2)	—	—	—
Exercise of Prefunded Warrants	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	(3,868)	(3,868)
Balance, September 30, 2025	40,198,920	$40	2,351,246	$2	$203,044	$(247,004)	$(43,918)

Balance, June 30, 2024	23,963,101	$24	4,313,406	$4	$157,452	$(221,818)	$(64,338)
Exercises of Common Warrants	5,771,655	5	—	—	21,630	—	21,635
Issuance of common stock under Employee Stock Purchase Plan and exercise of stock options	33,159	—	—	—	92	—	92
Vesting of restricted stock units, net of shares withheld and taxes paid	480,777	1	—	—	(689)	—	(688)
Stock-based compensation	—	—	—	—	1,775	—	1,775
Net income	—	—	—	—	—	1,286	1,286
Balance, September 30, 2024	30,248,692	$30	4,313,406	$4	$180,260	$(220,532)	$(40,238)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.2 million	5,520,000	6	—	—	12,590	—	12,596
Issuance of common stock as payment under revenue interest obligation	1,105,528	1	—	—	2,199	—	2,200
Issuance of common stock as payment of interest	50,000	—	—	—	83	—	83
Conversion of Class B Common Stock to Class A Common Stock	1,962,160	2	(1,962,160)	(2)	—	—	—
Exercise of Prefunded Warrants	249,910	—	—	—	727	—	727
Issuance of common stock under Employee Stock Purchase Plan	59,268	—	—	—	112	—	112
Vesting of restricted stock units, net of shares withheld and taxes paid	354,822	—	—	—	(307)	—	(307)
Stock-based compensation	—	—	—	—	4,342	—	4,342
Net loss	—	—	—	—	—	(17,411)	(17,411)
Balance, September 30, 2025	40,198,920	$40	2,351,246	$2	$203,044	$(247,004)	$(43,918)

Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.1 million	3,175,000	3	—	—	9,669	—	9,672
Exercises of Common Warrants and Prefunded Warrants	7,399,144	7	—	—	27,736	—	27,743
Issuance of common stock under Employee Stock Purchase Plan and exercise of stock options	98,618	—	—	—	162	—	162
Vesting of restricted stock units, net of shares withheld and taxes paid	691,734	1	—	—	(1,011)	—	(1,010)
Stock-based compensation	—	—	—	—	6,683	—	6,683
Net loss	—	—	—	—	—	(44,888)	(44,888)
Balance, September 30, 2024	30,248,692	$30	4,313,406	$4	$180,260	$(220,532)	$(40,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
Net loss	$(17,411)	$(44,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,488	2,588
Gain on sale of Orthobiologics Business	—	(180)
(Gain) loss on revaluation of warrant liability	(12,518)	15,321
Gain on revaluation of revenue interest obligation	—	(1,443)
Amortization of deferred financing costs and debt discount	161	162
Interest expense recorded as additional revenue interest obligation and long-term debt	3,892	2,086
Stock-based compensation	4,342	6,683
Bad debt expense	—	251
Changes in operating assets and liabilities:
Accounts receivable	(1,277)	81
Inventory	(1,093)	220
Receivables of litigation costs	199	(1,886)
Prepaid expenses and other	1,898	2,171
Accounts payable and accrued expenses	3,308	(984)
Contingent liability for legal proceedings	(4,049)	9,265
Other liabilities	64	153
Net cash used in operating activities	(19,996)	(10,400)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	—	180
Expenditures for property and equipment	(1,022)	(560)
Net cash used in investing activities	(1,022)	(380)
FINANCING ACTIVITIES:
Proceeds from private placement and warrants, net of offering costs	13,796	12,390
Repayments of long-term debt	—	(2,000)
Proceeds from exercises of Common Warrants and Prefunded Warrants	—	15,725
Payments on revenue interest obligation	—	(6,300)
Repayments of insurance premium financings	(1,101)	(1,721)
Payments for taxes upon vesting of restricted stock units	(307)	(1,011)
Proceeds from stock option exercises and issuance of common stock under ESPP	112	162
Net cash provided by financing activities	12,500	17,245

Net increase (decrease) in cash and cash equivalents	(8,518)	6,465

Cash and cash equivalents, beginning of period	13,239	19,276
Cash and cash equivalents, end of period	$4,721	$25,741

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$560	$4,421
Issuance of common stock as payment under revenue interest obligation	$2,200	$—
Additions to operating lease right-of-use assets	$2,271	$1,379
Conversion of Common Warrants and Prefunded Warrants to common stock	$727	$17,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Description of Business

Elutia Inc. (together with its consolidated subsidiary, “Elutia” or the “Company”) is a commercial-stage company leveraging its unique understanding of biologics combined with local drug delivery to improve the interaction between implanted medical devices and patients by reducing complications associated with these surgeries. The Company has developed a portfolio of products using both human and porcine tissue that are designed to be as close to natural biological material as possible. Elutia’s portfolio of products spans the Women’s Health and Cardiovascular markets. These products are primarily sold to healthcare providers or commercial partners.

On November 7, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock, par value $0.001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Notice”). The Notice provided a compliance period of 180 calendar days from the date of the Notice, or until May 6, 2026 (the “Compliance Period”), to regain compliance with the Minimum Bid Price requirement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2024. The financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

On September 8, 2025, Elutia executed an Asset Purchase Agreement (the “APA”) with Boston Scientific Corporation (“BSC”), a Delaware corporation, and Cardiac Pacemakers Inc. (“CPI”), a Minnesota corporation (collectively with BSC, the “Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the APA, the Buyers purchased from the Company substantially all of the assets that are related to the Company’s business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing its cardiac implantable electronic device (“CIED”) products, including its CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The assets of the CIED Business constitute substantially all of the assets held in Elutia’s Device Protection segment. The Buyers are only assuming certain liabilities related to performance of the contracts transferred in the APA. The APA provides for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88 million in cash, with $80.3 million (which included a preliminary inventory adjustment of $0.3 million) that was paid in cash to Elutia at the closing of the transactions and $8 million that was deposited at the closing of the transactions in escrow with a bank for twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by the Company.

.

The sale of the CIED Business represents a strategic shift that has a major effect on the Company’s operations and financial results. Consequently, the Company met the held-for-sale criteria of Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations as of September 30, 2025. Accordingly, this transaction is accounted for as Discontinued Operations for all periods presented in accordance with ASC 205-20, Discontinued Operations. Unless indicated otherwise, the information in the notes to the Condensed Consolidated Financial Statements relates to continuing operations. See Note 4 for further discussion of the divestiture of the CIED Business.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the nine months ended September 30, 2025 or 2024. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 9, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. The indemnity holdback is available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback may be retained by Berkeley if Berkeley is successful in asserting a claim or claims for indemnification against the Company. The Company is aware of certain indemnity-related claims raised, including a claim from a former supplier alleging breach of contract. Based on the Company’s ongoing assessment of these claims, along with the remaining indemnity holdback of $1.5 million, the Company does not consider a loss to be probable or estimable as of September 30, 2025. Should the Company receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

Since inception, the Company has financed its operations primarily through amounts borrowed under its credit facilities, proceeds from its initial public offering (“IPO”), sales of its products and more recently, the sale of its Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of its common stock and warrants to purchase its common stock. The Company’s historical cash outflows have primarily been associated with manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in its production activities, litigation defense and settlement costs and investing in its commercial infrastructure.  For the nine months ended September 30, 2025, the Company incurred a net loss of $17.4 million, and as of September 30, 2025, the Company had an accumulated deficit of $247.0 million. In addition, during the nine months ended September 30, 2025, the Company used $20.0 million of cash in operating activities. The Company expects to incur operating losses and negative cash flows from operations for the foreseeable future, as the Company advances its development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with the Company’s development and commercialization efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The future viability of the Company is dependent on its ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. The Company may seek to raise capital through the issuance of common stock or debt such as the offerings described in Note 8 or pursue asset sales or other transactions, such as the sale of the CIED and Orthobiologics Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents as of September 30, 2025, along with the proceeds received on October 1, 2025 from the sale of its CIED Business, net of repayment of the SWK debt in conjunction with the sale,  will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the condensed consolidated financial statements. If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Reclassifications

The Company has determined that its operating and reportable segments are consistent with its major product groupings which in prior periods included Device Protection, Women’s Health and Cardiovascular. Segment results for the three and nine months ended September 30, 2024, have been recast to conform to the new segment presentation, which now excludes Device Protection due to its divestiture noted above. Refer to the Segment Information in Note 12.

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

In March 2025, the Company executed a new lease for 26,598 square feet in Gaithersburg, Maryland. The lease expires in January 2036 with early termination dates in 2029 and 2033. Monthly lease payments (including allocation portions of property taxes, insurance and other landlord operating expenses) total approximately $75,000 with annual rent escalations of 3%. Rent is abated for the first 12 months of occupancy and is discounted at 50% for months 13 through 18. The property was made available for use to Elutia by the landlord in May 2025 and at that time, the Company recognized an ROU asset and liability of $2.3 million on the Company’s condensed consolidated balance sheet using an incremental borrowing rate of 12.1%. The Company moved its executive offices to this new location in May 2025. The Company is currently using the new facility for administrative purposes along with laboratory space for product development and anticipates using this facility for commercial production of certain new products, to the extent that marketing authorization for such new products is obtained.

As part of the Company’s divestiture of its CIED Business, Elutia’s lease in Roswell, Georgia was assigned to BSC. See Note 4 for further discussion of the assets and liabilities divested with the sale and their reporting as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the nine months ended September 30, 2025 or 2024.

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

There was one customer that represented 14% of the Company’s accounts receivable as of December 31, 2024. No customer represented greater than 10% of the Company’s accounts receivable as of September 30, 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the nine months ended September 30, 2025 and 2024, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA amends U.S. tax laws, including provisions related to bonus depreciation and deductions for research and development expenses. Upon adoption, the impact of the OBBBA was not material to the Company’s condensed consolidated financial statements; however, the Company is assessing the impact of the OBBBA on the projected taxable gain on the sale of its CIED Business in the fourth quarter of 2025.

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

Note 4. Divestiture of CIED Business

As described in Note 2, on September 8, 2025, the Company executed the APA for the sale of its CIED Business and the CIED Business met the criteria for held-for-sale classification as of September 30, 2025 and is reported as discontinued operations in accordance with ASC 205-20 - Discontinued Operations.  The related assets and liabilities of the CIED Business are classified as assets and liabilities of discontinued operations as of September 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets and the results of operations from the CIED Business are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

The following tables shows the assets and liabilities of the discontinued operations:

	September 30,	December 31,
	2025	2024
Carrying amounts of the major classes of assets included in discontinued operations:
Inventory	2,993	1,980
Total current assets	2,993	1,980
Property and equipment, net	71	102
Intangible assets, net	4,067	5,673
Operating lease right-of-use and other assets	472	730
Total non-current assets	4,610	6,505
Total assets of discontinued operations	$7,603	$8,485

Carrying amounts of the major classes of liabilities included in discontinued operations:
Current operating lease liabilities	357	315
Total current liabilities	357	315
Long-term operating lease liabilities	134	407
Total liabilities of discontinued operations	$491	$722

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed are presented in discontinued operations. Additionally, since the repayment of the Company’s SWK Loan Facility (see Note 7) was deemed to be contractually required as part of the CIED Business sale, interest expense on the repaid SWK Loan Facility is also classified within discontinued operations. The following table shows the financial results of the discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$3,958	$2,259	$10,552	$7,256
Cost of goods sold	2,177	1,311	6,086	4,268
Gross profit	1,781	948	4,466	2,988
Sales and marketing	2,974	1,745	7,522	5,833
General and administrative	1,022	180	1,315	437
Research and development	287	77	787	681
Total operating expenses	4,283	2,002	9,624	6,951
Interest expense	983	999	2,892	2,915
Net loss	$(3,485)	$(2,053)	$(8,050)	$(6,878)

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2025 and 2024 are comprised of the following:

	Nine Months Ended
	September 30,
	2025	2024
Significant operating non-cash reconciliation items
Depreciation and amortization	1,569	1,777
Stock-based compensation	892	804
Changes in operating assets and liabilities:
Inventory	(1,013)	(834)
Prepaid expenses and other	257	278
Other liabilities	(231)	(358)

Significant investing items
Expenditures for property and equipment	(27)	—

The divestiture of the CIED Business was completed pursuant to the APA on October 1, 2025.

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of September 30, 2025, the Company had 1,352,707 shares of Class A common stock available for issuance under the 2020 Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the nine months ended September 30, 2025 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2024	3,220,991	$5.23	7.3	$475
Granted	331,865	$1.65
Exercised	—	$—
Forfeited	(21,087)	$5.01
Outstanding, September 30, 2025	3,531,769	$4.90	7.1	$-
Vested and exercisable, September 30, 2025	2,373,419	$5.48	6.5	$-

As of September 30, 2025, there was approximately $1.8 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.2 years.

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

The following weighted-average assumptions were used to determine the fair value of time-based options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Expected term (years)	5.5	5.9
Risk-free interest rate	4.0%	3.3%
Volatility factor	107.2%	100.9%
Dividend yield	—	—

The Company has also granted stock options that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of September 30, 2025, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price, and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the nine months ended September 30, 2025 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2024	1,417,123	$3.58
Granted	155,000	$2.55
Vested	(707,269)	$3.58
Forfeited	(13,498)	$3.71
Unvested, September 30, 2025	851,356	$3.39

The total fair value of the RSUs granted during the nine months ended September 30, 2025 was $0.4 million. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of September 30, 2025, $2.2 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 1.3 years.

The Company has granted RSUs that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of September 30, 2025, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of September 30, 2025, the total shares of Class A common stock authorized for issuance under the ESPP was 1,126,448, of which 763,965 remained available for future issuance. During the nine months ended September 30, 2025, shares of Class A common stock totaling 59,268 were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2025 and 2024 was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales and marketing	$265	$112	387	493
General and administrative	771	1,196	2,406	4,330
Research and development	196	257	539	1,008
Cost of goods sold	103	(35)	118	50
Total stock-based compensation expense	$1,335	$1,530	$3,450	$5,881

Stock-based compensation expense included within discontinued operations totaled $0.6 million and $0.2 million for the three months ended September 30, 2025 and 2024 and totaled $0.9 million and $0.8 million, respectively for the nine months ended September 30, 2025 and 2024, respectively.

Note 6. Inventory

Inventory as of September 30, 2025 and December 31, 2024 was comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$48	$68
Finished goods	1,963	1,863
Total	$2,011	$1,931

Note 7. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). An initial draw of $21 million was made in August 2022, and an additional $4 million was made on December 14, 2022. The SWK Loan Facility also allowed for the establishment of a separate, new asset-based revolving loan facility of up to $8 million, which was not entered into before termination of the SWK Loan Facility, as described below. The SWK Loan Facility also included both minimum revenue and liquidity covenants, restrictions as to payment of dividends, and was secured by all assets of the Company, subject to certain customary exceptions.  As of September 30, 2025, Elutia was in compliance with its financial covenants under the agreement governing the SWK Loan Facility (“SWK Loan Facility Agreement”). See below for discussion of an amendment to the minimum liquidity covenant in May 2025.

All of the SWK Loan Facility borrowings took the form of Secured Overnight Financing Rate (“SOFR”) loans and bore interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company could elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election could be made until November 15, 2025. The “Term SOFR Rate” was subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also included an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500. The weighted average interest rate on the SWK Loan Facility was 12.3% and 13.5% for the three months ended September 30, 2025 and 2024 and 12.5% and 13.5% for the nine months ended September 30, 2025 and 2024, respectively.

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

In May 2025, Elutia entered into a fourth amendment (the “Fourth Amendment”) to the SWK Loan Facility.  The Fourth Amendment, among other things: (i) allowed for 100% of the interest payment due in May 2025 to be paid as PIK Interest, (ii) removed mandatory repayment obligations related to non-ordinary course asset sales, (iii) allowed the Company to request that SWK advance a new term loan in the amount of up to $5.0 million, which advance would have been in the sole and absolute discretion of SWK and (iv) fixed the amount of the minimum liquidity covenant to be $8.0 million.  In consideration for the Fourth Amendment, the Company agreed to issue SWK 50,000 shares of its Class A Common Stock in a private placement.

In August 2025, the Company entered into a fifth amendment (the “Fifth Amendment”) to the SWK Loan Facility, which, among other things, provided that the following amounts were capitalized into the unpaid principal balance of the SWK Loan Facility: (i) all accrued and unpaid interest due and owing to the lenders on the payment date in August 2025, (ii) a $50,000 amendment fee agreed to by us on June 30, 2025, and (iii) a $10,000 amendment fee to be paid pursuant to the Fifth Amendment.

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

Long-term debt was comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Term Loan Facility, net of unamortized discount and deferred financing costs	$26,103	$23,853
Current Portion	(5,000)	(1,250)
Long-Term Debt	$21,103	$22,603

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2, Elutia fully repaid the SWK Loan Facility as required by the terms of the loan agreement. The outstanding principal, including the accrued exit fee, and accrued interest recognized as of this date totaled approximately $26.5 million. The total payment by the Company to SWK in full satisfaction of the debt was $27.8 million.

In addition to the above, the Company finances the annual premiums of certain insurance policies through short-term financing arrangements and includes the liabilities associated with such arrangements within accrued liabilities in accompanying consolidated balance sheets. The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of September 30, 2025 and December 31, 2024.

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

In connection with the execution of the Amended Revenue Interest Obligation, the Company made payments totaling $3.0 million (50% paid in January 2024 and 50% paid in April 2024) in satisfaction of all royalty obligations for the first three fiscal quarters of 2023 and made a payment in February 2024 of $1.1 million in satisfaction of the royalty obligations for the fourth quarter of 2023. In May 2025, Elutia entered into a subscription agreement and further amendment to the Amended Revenue Interest Obligation with Ligand. Through such amendment, $2.2 million in outstanding royalty obligations (royalty obligations for the fiscal quarters ended December 31, 2024 and March 31, 2025) owed by Elutia to Ligand under the Amended Revenue Interest Obligation was satisfied by the issuance of 1,105,528 shares of Elutia’s Class A common stock to Ligand in a transaction registered with the Securities and Exchange Commission. No additional payments to Ligand have been made during the nine months ended September 30, 2025. Total payments to Ligand during the nine months ended September 30, 2024 were $6.3 million comprised of the aforementioned 2023 amounts due and a 2024 quarterly minimum payments of $2.2 million.

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the first quarter of 2024. The resulting gain was recognized as other income in the accompanying condensed consolidated statement of operations. During the second quarter of 2025, the Company identified and corrected an accounting error related to the January 2024 amendment of the Revenue Interest Obligation. The

Company inappropriately recorded a gain instead of accounting for the amendment as a modification. As a result, the Company recorded a gain of $1.4 million recognized in the first quarter of 2024 and overstated interest expense in the subsequent periods. The Company has determined that the error was not material to the current or any of the prior periods. However, as of the second quarter of 2025, the revenue interest obligation was understated by $0.8 million. As such, the Company corrected this as an out of period adjustment in June 2025 through a $1.4 million increase in “Other expense (income), net” to reverse the original gain and a reduction of $ 0.6  million in “Interest expense, net” to reverse the overstatement of interest expense. The out of period correction is not material to the condensed consolidated financial statements.

Interest expense related to the Revenue Interest Obligation of approximately $0.3 million and $0.4 million was recorded for the three months ended September 30, 2025 and 2024, respectively and approximately $0.3 million (net of the corrections noted above) and $1.3 million was recorded for the nine months ended September 30, 2025 and 2024, respectively.

On October 1, 2025, in connection with sale of the CIED Business described in Note 2, Ligand and the Company further amended the Amended Revenue Interest Obligation. Such amendment primarily consisted of a consent to the sale of the CIED Business and a release by Ligand of its security and royalty interest in the assets of the CIED Business including the EluPro and CanGaroo products. The Company’s annual minimum payment requirements of $4.4 million per year remain unchanged. In partial consideration of Ligand entering into the amendment, Elutia paid $1.1 million in accrued unpaid royalty obligations to Ligand.

Note 9. Common Stock and Warrants

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

Warrant Liabilities

The Company has concluded that the outstanding 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model. As a result, the Company allocated a portion of the gross proceeds from the respective offerings to 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants based on their fair values and have recorded such amounts as a warrant liability in the accompanying condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. Additionally, the Company allocated a portion of the transaction fees from the 2024 Registered Offering, 2025 Registered Offering and the Private Offering to the respective warrants and recognized the expense within other expense (income), net. Such expenses totaled $0.1 million for the nine months ended September 30, 2025.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date yielding exercise proceeds of $13.8 million in July 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants.

A summary of the warrant activity for the nine months ended September 30, 2025 is as follows:

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants
Outstanding, December 31, 2024	3,573,326	725,000	—
Issued	—	—	480,000
Exercised	(250,000)	—	—
Outstanding, September 30, 2025	3,323,326	725,000	480,000

The valuation of the warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the nine months ended September 30, 2025 (in thousands):

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Total Offering Warrants
Warrant liability, December 31, 2024	$13,365	$2,711	$-	$16,076
Fair value upon issuance	-	-	1,200	1,200
Gain on revaluation of warrant liability	(9,680)	(2,066)	(772)	(12,518)
Exercised	(728)	-	-	(728)
Warrant liability, September 30, 2025	$2,957	$645	$428	$4,030

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants due to the exercise price per share of $0.001. The fair value adjustments, which include a $5.1 million gain recognized during the three months ended September 30, 2025, have been recorded as (gain) loss on revaluation of warrant liability in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The Company had previously calculated the fair value of the Common Warrants using the Black-Scholes option pricing model with the following inputs as of September 30, 2024:

Common stock price	$4.96
Expected term (years)	0.1
Risk-free interest rate	5.5%
Volatility factor	88.4%
Dividend yield	—%

Class B Common Stock

During the third quarter of 2025, 1,962,160 shares of the Company’s Class B common stock were converted by the holder to voting Class A common stock.

Note 10. Commitments and Contingencies

Cook Biotech License and Supply Agreements

In 2017, Elutia entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiovascular, CanGaroo and EluPro products, subject to certain co-exclusive rights retained by Cook. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. On October 1, 2025, in connection with the sale of the CIED Business described in Note 2, the Company entered into amendments to both the license (the “Amended License Agreement”) and supply agreements such that the Amended License Agreement removed all products divested with the sale of the CIED Business and includes only the Company’s remaining Cardiovascular products. Both agreements expire on December 31, 2028. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue.  No royalties were due or paid to Cook during the nine months ended September 30, 2025 or 2024. The Amended License Agreement includes license fee payments of $0.1 million to be paid by the Company in October 2025 and 2026. The Company, in its sole discretion, can terminate the Amended License Agreement at any time.

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

FiberCel Litigation

As previously disclosed, in June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix (“FiberCel”). Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of September 30, 2025, there were 44 active lawsuits or claims against the Company, including 38 lawsuits or claims where settlements have been reached but had not yet been paid by quarter-end and six lawsuits which have not yet been settled or adjudicated. The lawsuits, which have been filed against Elutia, certain Medtronic entities, and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such lawsuits were filed in various U.S. federal courts and in state courts in Indiana, Pennsylvania, Delaware, Florida, Maryland and Ohio. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

As also previously disclosed, in July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date (the “VBM Recall”). Based on our discussions with the CDC, the Company believes that a total of 36 patients were treated with product from the single donor lot. As of September 30, 2025, there were 13 active lawsuits or claims filed or asserted against the Company. The lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. Such lawsuits were filed in various U.S. federal courts and in the California state court. The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “VBM Litigation.”

Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company’s operative complaint alleges breach of the 2019 Tissue Product Supply Agreement (the “Supply Agreement”) between the Company and Medtronic.  In particular, the complaint alleges that Medtronic did not honor its contractual obligations to defend and indemnify the Company for over 100 lawsuits against the Company alleging claims arising from the use of FiberCel products distributed by Medtronic and that Medtronic concealed and misrepresented an insurance policy potentially applicable to those FiberCel-related lawsuits.  The complaint does not specify the amount of damages owed by Medtronic for these breaches.  On July 31, 2024, Medtronic responded to the complaint by denying Elutia’s claims and asserting a single counterclaim alleging that Elutia breached certain representations and warranties under the Supply Agreement and owes ongoing indemnity obligations to Medtronic.  The counterclaim does not specify the amount of any alleged damages. On September 19, 2025, Medtronic filed a partial motion to dismiss some of the claims in Elutia’s current complaint.  On October 17, 2025, Elutia filed an opposition to that motion.  The court has not set a hearing or rendered a decision on the partial motion to dismiss.  Discovery is ongoing in the case.  Given the early stages of this matter and the Company’s intention to vigorously defend Medtronic’s counterclaim, we do not consider a loss to be probable or estimable at this time.

Tiger Litigation

On October 21, 2025, Tiger Aesthetics Medical, LLC (“Tiger”) filed an action against Elutia in the Superior Court of the State of Delaware. The Complaint alleges breach of contract and related claims related to the 2023 distribution agreement (the “Tiger Distribution Agreement”) between the Company and Tiger as well as the August 2025 letter of intent (the “LOI”) for the possible sale by the Company to Tiger of certain assets and rights. The complaint does not specify the amount of any alleged damages. Given the early stages of this matter and the Company’s intention to vigorously defend against Tiger’s claims, Elutia does not consider a loss to be probable or estimable at this time. Elutia terminated the Tiger Distribution Agreement effective October 25, 2025. Additionally, the LOI expired  on October 25, 2025.

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, Elutia’s liability in 64 of the cases has been settled for a total cash outlay of $22.5 million, with $9.6 million of such total settlement outlays having been paid through insurance proceeds. For the remaining 44 cases (which excludes one case that has been dismissed and one case where the statute of limitations has elapsed), the Company estimated a probable loss related to each case and has recorded a liability at a total estimated amount of $12.7 million at September 30, 2025, which is recorded within Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets. Such liability includes $12.0 million for the 38 cases in which the settlements have been reached but had not yet been paid by quarter-end and $0.7 million for the six cases which have not yet been settled or adjudicated.

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

VBM Litigation

Since June 2024, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, Elutia’s liability in 13 of the cases has been settled for a total cash outlay of approximately $1.5 million. For the remaining 21 cases (which includes unasserted claims that the Company believes are probable of assertion and excludes one case that has been dismissed and one case where the statute of limitations has elapsed), the Company estimated a probable loss at an estimated amount of $3.7 million at September 30, 2025, which is recorded within Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. The expense related to this estimate was recorded within Litigation costs, net in the accompanying consolidated statement of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for Legal Proceedings, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The amounts probable of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of September 30, 2025 totaled $4.6 million and are recorded as Insurance Receivables of Litigation Costs in the accompanying consolidated balance sheets.

As of September 30, 2025, all amounts recorded as Insurance Receivables of Litigation Costs relate to the VBM Litigation, and additional insurance remains available to cover the future cost of the VBM Litigation and related defense costs. Conversely, the Company has no more insurance to cover the cost of the FiberCel Litigation and the related defense costs.

As of both September 30, 2025 and 2024, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation, Medtronic matter and Tiger matter.

Note 11. Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$(383)	$3,339	$(9,361)	$(38,190)
Less: Undistributed net income to participating securities	—	(219)	—	—
Net income (loss) from continuing operations attributable to common stockholders	(383)	3,120	(9,361)	(38,190)
Loss attributable to common stockholders from discontinued operations	(3,485)	(2,053)	(8,050)	(6,698)
Net income (loss) attributable to common stockholders	(3,868)	1,067	(17,411)	(44,888)
Less: dilutive gain on revaluation of warrant liability, net of addback for undistributed net income to participating securities	(5,098)	(12,822)	(12,518)	—
Net loss attributable to common stockholders for diluted earnings per share	$(8,966)	$(11,755)	$(29,929)	$(44,888)

Denominator:
Weighted average number of common shares - basic	42,431,314	32,520,134	40,965,925	27,132,216
Effect of dilutive common and prefunded warrants	4,525,885	3,000,804	4,526,346	—
Weighted average number of common shares - diluted	46,957,199	35,520,938	45,492,271	27,132,216

Net income (loss) attributable to common stockholders from continuing operations per share - basic	$(0.01)	$0.10	$(0.23)	$(1.41)
Net loss per share attributable to common stockholders from continuing operations per share - diluted	$(0.12)	$(0.27)	$(0.48)	$(1.41)
Net income (loss) attributable to common stockholders from discontinued operations per share - basic	$(0.08)	$(0.06)	$(0.20)	$(0.25)
Net income (loss) attributable to common stockholders from discontinued operations per share - diluted	$(0.07)	$(0.06)	$(0.18)	(0.25)
Net income (loss) attributable to common stockholders per share - basic	$(0.09)	$0.03	$(0.43)	$(1.65)
Net loss attributable to common stockholders per share - diluted	$(0.19)	$(0.33)	$(0.66)	$(1.65)

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share is computed by dividing the net loss, adjusted for gains on the revaluation of warrant liability (see Note 9), by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from the exercise of the Common Warrants, 2023

Prefunded Warrants, 2024 Prefunded Warrants and 2025 Prefunded Warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

Certain of the Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options to purchase common stock	3,531,769	3,230,454	3,531,769	3,230,454
Restricted stock units	851,356	1,540,624	851,356	1,540,624
Class A common stock warrants	187,969	187,969	187,969	187,969
2023 Prefunded Warrants	—	3,896,130	—	4,137,718
2024 Prefunded Warrants	—	—	—	725,000
2025 Prefunded Warrants	—	—	—	—
Total	4,571,094	8,855,177	4,571,094	9,821,765

Note 12. Segment Information

With the divestiture of the CIED Business, the Company now operates in two segments. The Company determined its operating and reportable segments to be consistent with its major product groupings – Women’s Health and Cardiovascular. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

For the three months ended September 30, 2025, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$2,379	$944	$3,323
Cost of goods sold, excluding intangible asset amortization	1,024	177	1,201
Segment gross profit	$1,355	$767	$2,122

For the nine months ended September 30, 2025, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$7,015	$2,007	$9,022
Cost of goods sold, excluding intangible asset amortization	3,091	442	3,533
Segment gross profit	$3,924	$1,565	$5,489

For the three months ended September 30, 2024, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$3,100	$562	$3,662
Cost of goods sold, excluding intangible asset amortization	1,361	240	1,601
Segment gross profit	$1,739	$322	$2,061

For the nine months ended September 30, 2024, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$9,238	$2,413	$11,651
Cost of goods sold, excluding intangible asset amortization	4,522	928	5,450
Segment gross profit	$4,716	$1,485	$6,201

One customer in the Women’s Health segment, Tiger, represented 16%, 26%, 21% and 24% of total sales for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively. The distribution agreement with Tiger was terminated by the Company effective in October 2025. Additionally, another customer in the Women’s Health segment represented 13%, 9%, 9% and 5% of total sales for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively. One customer in the Cardiovascular segment, LeMaitre Vascular, represented 0%, 13%, 4% and 16% of total sales for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively. The distribution agreement with LeMaitre Vascular was terminated by the Company in April 2025.

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the three and nine months ended September 30, 2025 and 2024, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Segment gross profit	$2,122	$2,061	$5,489	$6,201
Adjustments:
Intangible asset amortization expense	(269)	(270)	(807)	(808)
Sales and marketing	(1,601)	(1,241)	(3,863)	(3,791)
General and administrative	(3,519)	(4,340)	(10,792)	(13,828)
Research and development	(1,088)	(702)	(2,948)	(2,271)
Litigation costs, net	(853)	(4,683)	(7,429)	(8,757)
Loss from operations	(5,208)	(9,175)	(20,350)	(23,254)
Interest expense, net	265	131	(42)	796
(Gain) loss on revaluation of warrant liability	(5,098)	(12,653)	(12,518)	15,321
Other expense (income), net	—	—	1,547	(1,186)
Loss before provision for income taxes	$(375)	$3,347	$(9,337)	$(38,185)

During the nine months ended September 30, 2025 and 2024, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.

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

As more fully described below, on October 1, 2025, we sold substantially all of the assets that are related to our business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing our cardiac implantable electronic device (“CIED”) products, including CanGaroo® and EluPro™, to Boston Scientific Corporation (“BSC”) and Cardiac Pacemakers Inc (“CPI) for an aggregate purchase price of up to $88 million in cash. EluPro is a unique bioenvelope designed to mitigate cardiac implantable electronic device complications including, device migration, erosion and bacterial colonization that can lead to infection. The bioenvelope features a biomatrix comprised of extracellular matrix, which supports healthy wound healing and may facilitate re-operative procedures by reducing scar formation and fibrosis. Additionally, EluPro is embedded with the powerful antibiotics rifampin and minocycline, which are gradually released over several weeks post-implantation to provide antimicrobial protection. The CanGaroo bioenvelope, our first generation bioenvelope product, utilizes the same biomatrix but does not contain antibiotics. In connection with the sale to BSC and CPI, we entered into a transition services agreement pursuant to which we will provide certain paid post-closing transitional support services in connection with the transfer of the CIED Business. We also entered into a non-competition agreement with respect to the CIED Business for five years and a transition services agreement pursuant to which we agreed to provide certain paid post-closing transitional support services to BSC and CPI in connection with the transfer of the CIED Business (generally for periods of 12 to 30 months).

Following the divestiture, Elutia continues to market and sell its biologic products, including SimpliDerm, a human-derived acellular dermal matrix used in soft tissue reconstruction, and its cardiovascular (“CV”) portfolio, which comprises ProxiCor, VasCure, and Tyke. SimpliDerm is currently the key component of our Women’s Health segment, and the CV portfolio represents the commercial offerings of our Cardiovascular segment. These products form our established commercial foundation and provide a revenue base that supports ongoing investment in next-generation innovation.

We are now focused on advancing our proprietary drug-eluting biomatrix (“DEB”) platform for use in surgical reconstruction and related applications. This platform combines our expertise in biologics and localized drug delivery to address complications that lead to poor outcomes in reconstructive procedures. Our first commercial product under this platform, EluPro, demonstrated the clinical potential of combining a biologic scaffold with antibiotic drug delivery to reduce device-related complications. We believe the same foundational technology can be applied to broader reconstructive and soft tissue repair markets where biologic matrix products are widely used but where outcomes remain suboptimal due to causes of failure, such as infection, inflammation, and fibrosis.

Despite the broad use of biologic matrices, innovation in these fields has been limited over the past two decades. Few meaningful product improvements have emerged, and clinical outcomes have been compromised by persistently high complication rates. Traditional biologic matrices provide only passive structural support and do not actively promote healing. By incorporating therapeutic agents, our DEB products are designed to overcome these limitations by improving the biologic environment around implants, reducing the foreign body response, and lowering postoperative complication rates.

The clinical and economic need in these markets is substantial, reflecting both the volume of reconstructive surgery and the persistence of high complication rates. For example, in implant-based breast reconstruction and complex abdominal wall repair, infection rates can exceed 15% to 20%, leading to frequent reoperations and hospital readmissions. Each year, in the United States, there are approximately 162,000 post-mastectomy breast reconstruction procedures, and roughly one in three experiences a serious complication such as infection, capsular contracture, or implant loss. Biologic matrices represent an estimated $1.5 billion U.S. market and account for more than 60% of reconstruction spending, yet meaningful innovation has been limited and unmet medical need remains.

Our lead development programs, NXT-41 and NXT-41x, are designed as next-generation biologic scaffolds combined with local antibiotic delivery. NXT-41 features a porcine-derived engineered matrix that provides superior handling, consistency, and incorporation compared to human-derived acellular dermal matrices. In NXT-41x, drug is incorporated into the matrix, and rifampin and minocycline are released locally over extended periods, offering broad-spectrum antimicrobial protection against the pathogens most associated with implant infections, without systemic toxicity. The objective is to materially reduce complications arising from contamination, biofilm formation, and inflammation while maintaining surgeon-preferred handling, flexibility, and soft-tissue reinforcement for implant support. We believe Elutia is well-positioned to pioneer a new class of active, performance-enhancing biomatrices for reconstructive biosurgery, combining biologic innovation and localized pharmacologic activity to improve outcomes for patients at favorable economics for healthcare systems.

In Women’s Health, we continue to advance our patented and proprietary technologies, building on extensive experience in regenerative materials. We developed and launched SimpliDerm, a human acellular dermal matrix (hADM), designed for superior structural integrity, handling, and consistency that leverages the body’s natural healing processes. Its proprietary processing methods help preserve key biologic components and reduce immunogenicity, which may mitigate inflammation and enhance tissue incorporation, leading to improved healing compared with other human ADM products. SimpliDerm complements our NXT-41 and NXT-41x pipeline programs within the reconstructive biosurgery portfolio. These products address overlapping call points with reconstructive and plastic surgeons, who consider biologic matrices essential tools in surgical reconstruction. SimpliDerm establishes and strengthens the commercial channel for NXT-41 and NXT-41x, while building relationships, surgeon experience, and organizational capabilities to support the introduction of our next-generation biologic and drug-eluting technologies.

We sell SimpliDerm through independent sales agents to plastic and reconstructive surgeons. To expand our distribution, in March 2023, we entered into a non-exclusive distribution agreement with Sientra, a medical aesthetics company focused on plastic surgery. Subsequently, in April 2024, Tiger Aesthetics Medical (“Tiger”) assumed this agreement in connection with their acquisition of Sientra. The agreement with Tiger was terminated by Elutia effective in October 2025. We are now evaluating future commercial strategies to strengthen the Women’s Health channel and reassessing distribution approaches with the goal of achieving better alignment with reconstructive market priorities, including SimpliDerm, NXT-41, and NXT-41x. SimpliDerm was historically processed at our Richmond, California facility, which was included in the divestiture of the Orthobiologics Business. SimpliDerm is now supplied to Elutia through a long-term supply agreement with Berkeley Biologics, LLC (“Berkeley”).

In Cardiovascular, we market a portfolio of specialized porcine extracellular matrix products, including ProxiCor and VasCure, used for intracardiac and vascular repair as well as for pericardial reconstruction. Our TYKE product is specifically designed for use in the neonatal patient population. From May 2017 through March 2023, these products were sold directly to hospitals and other healthcare facilities through our sales force and independent sales agents. In April 2023, we entered into an exclusive distribution agreement with LeMaitre Vascular for these products in the United States. The agreement was terminated on April 30, 2025, and we resumed selling these products directly to hospitals and other healthcare facilities through independent sales agents.

Our supply chain strategy is designed to ensure the quality and continuity of our cardiovascular product manufacturing and distribution. We rely on a single or limited number of suppliers for certain raw materials and supplies. We have a long-term supply agreement with Cook Biotech, now owned by Evergen, the supplier of our porcine extracellular matrix for our cardiovascular products. We historically performed the minor finished goods conversion activities along with the stocking and distribution of the cardiovascular products at our manufacturing facility in Roswell, Georgia. Our Roswell facility was acquired by BSC in connection with the sale of the CIED Business, and these logistics are now provided to us through a third-party logistics provider, ensuring uninterrupted supply.

In March 2025, we signed a lease for 26,598 square feet of production, laboratory and administrative space in Gaithersburg, Maryland and moved our executive offices to that location in May 2025. We are currently using this space for administrative purposes along with development of NXT-41 and NXT-41x and anticipate using this facility for the commercial production of these products, to the extent marketing authorization is obtained.

Discontinued Operations - Sale of CIED Businesses

On September 8, 2025, Elutia executed an Asset Purchase Agreement (the “APA”) with Boston Scientific Corporation (“BSC”), a Delaware corporation, and Cardiac Pacemakers Inc. (“CPI”), a Minnesota corporation (collectively with BSC, the “Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the APA, the Buyers purchased from Elutia substantially all of the assets that are related to our business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing its cardiac implantable electronic device (“CIED”) products, including its CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”).

Prior to the divestiture, we sold EluPro and CanGaroo in the United States using our direct sales force and our commercial partner, BSC, which acted as a sales agent and gave us access to approximately 900 sales representatives and clinical specialists to further expand our footprint and accelerate our sales. Our primary customers were electrophysiologists and neurosurgeons. Our direct sales force was focused on gaining additional market access and driving market penetration, not only by selling our products, but also, where appropriate, by managing our commercial partners and providing technical assistance for selling our products. Our sales team provided the critical knowledge of the advantages that EluPro and CanGaroo provide for patients over those of our competitors. We shipped the product directly to hospitals.

The APA provides for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88 million in cash, with $80.3 million (which included a preliminary inventory adjustment of $0.3 million) that was paid in cash to Elutia at closing of the transactions and $8 million that was deposited at the closing of the transactions in escrow for a period of twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by Elutia. The assets of the CIED Business constitute substantially all of the assets held in Elutia’s Device Protection segment. The Buyers are only assuming certain liabilities related to performance of the contracts transferred in the APA.

As described in Note 2 to the condensed consolidated financial statements, the sale of the CIED Business is accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the CIED Business are classified as assets and liabilities of discontinued operations as of September 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets and the results of operations from the CIED Business are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

Payoff and Termination of SWK Loan Facility

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2 to the condensed consolidated financial statements, we fully repaid the SWK Loan Facility as required by the terms of the credit agreement. As of such date, the outstanding principal, including the accrued exit fee, and accrued interest totaled approximately $26.5 million. The total payment by the Company to SWK in full satisfaction of the debt and termination of the credit agreement was $27.8 million.

Discontinued Operations - Sale of Orthobiologics Businesses

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of our Orthobiologics segment. In the sale, we received $14.6 million, and we may earn up to an additional $20 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date. Additionally, the purchase agreement provides for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing. In the purchase agreement, the Company has retained the liabilities arising out of the viable bone matrix (“VBM”) and FiberCel matters, as described in Note 10, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Should we receive incremental proceeds in the future through an earn-out payment or payment of the holdback amount, an additional gain will be recorded upon the receipt of such amounts.

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

Components of Our Results of Operations

Net Sales

We recognize revenue on the sale of our products. Our Women’s Health products are sold directly to hospitals and other healthcare facilities through independent sales agents, and until its termination in October 2025, through our distribution agreement with Tiger. From April 2023 through April 2025, our cardiovascular products were sold through a distribution agreement with LeMaitre Vascular. In April 2025, this agreement with LeMaitre Vascular terminated, and, in May 2025, we began selling these products directly to hospitals and other healthcare facilities through independent sales agents.

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

Cost of Goods Sold

Our cost of goods sold relate to the purchase costs of the SimpliDerm finished goods and the purchased raw materials and minor finished good conversion costs required for the Cardiovascular products. Cost of goods sold also includes the amortization of intangibles related to the Cardiovascular products generated from the CorMatrix Acquisition in 2017.

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to the sales commissions of our SimpliDerm and Cardiovascular independent sales agents. Additionally, this expense category includes distribution and customer service costs as well as market research, trade show attendance, advertising and public relations related to our products.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance and general business expenses. Our G&A expenses have increased as a result of operating as a public company, in particular as a result of hiring additional personnel and incurring greater director and officer insurance premiums, greater investor relations costs, and additional costs associated with accounting, legal, tax-related and other services associated with maintaining compliance with exchange listing and SEC requirements.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Over the last several years, our product development efforts have primarily related to activities associated with the development of EluPro, our initial DEB product offering, which gained FDA clearance in June 2024 and was sold in connection with the divestiture of the CIED Business in October 2025. Future development efforts and associated internal and external costs are expected to focus on our lead development programs, NXT-41 and NXT-41x, which are designed as next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025		2024		Change 2024 / 2025
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$3,323	100.0%	$3,662	100.0%	$(339)	(9.3)%
Cost of goods sold	1,470	44.2%	1,871	51.1%	(401)	(21.4)%
Gross profit	1,853	55.8%	1,791	48.9%	62	3.5%
Sales and marketing	1,601	48.2%	1,241	33.9%	360	29.0%
General and administrative	3,519	105.9%	4,340	118.5%	(821)	(18.9)%
Research and development	1,088	32.7%	702	19.2%	386	55.0%
Litigation costs, net	853	25.7%	4,683	127.9%	(3,830)	(81.8)%
Total operating expenses	7,061	212.5%	10,966	299.5%	(3,905)	(35.6)%
Loss from operations	(5,208)	(156.7)%	(9,175)	(250.5)%	3,967	(43.2)%
Interest expense, net	265	8.0%	131	3.6%	134	102.3%
Gain on revaluation of warrant liability	(5,098)	(153.4)%	(12,653)	(345.5)%	7,555	(59.7)%
Other expense (income), net	—	—%	—	—%	—	—%
Loss before provision for income taxes	(375)	(11.3)%	3,347	91.4%	(3,722)	(111.2)%
Income tax expense	8	0.2%	8	0.2%	—	—%
Net income (loss) from continuing operations	(383)	(11.5)%	3,339	91.2%	(3,722)	(111.5)%
Loss from discontinued operations	(3,485)	(104.9)%	(2,053)	(56.1)%	(1,432)	69.8%
Net income (loss)	$(3,868)	(116.4)%	$1,286	35.1%	$(5,154)	400.8%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended September 30,
	2025		2024
		% of Net		% of Net	Change 2024 / 2025
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Women's Health	2,379	71.6%	3,100	84.7%	(721)	(23.3)%
Cardiovascular	944	28.4%	562	15.3%	$382	68.0%
Total Net Sales	$3,323	100.0%	$3,662	100.0%	$(339)	(9.3)%

Total net sales were $3.3 million in the three months ended September 30, 2025, a decrease of $0.4 million compared to $3.7 million in the three months ended September 30, 2024. The decrease was due to Women’s Health where the sales of SimpliDerm generated by Tiger totaled $0.5 million in the three months ended September 30, 2025, a decline of $0.4 million from the prior year three-month period. As noted above, we terminated the distribution agreement with Tiger effective in October 2025.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended September 30,
	2025		2024
		Gross		Gross	Change 2024 / 2025
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Women's Health	1,024	57.0%	1,361	56.1%	(337)	(24.8)%
Cardiovascular	177	81.3%	240	57.3%	(63)	(26.3)%
Cost of goods sold, excluding intangible asset amortization	1,201	63.9%	1,601	56.3%	(400)	(25.0)%
Intangible asset amortization expense	269	(8.1)%	270	(7.4)%	(1)	(0.4)%
Total Cost of Goods Sold	$1,470	55.8%	$1,871	48.9%	$(401)	(21.4)%

Total cost of goods sold decreased $0.4 million to $1.5 million in the three months ended September 30, 2025 compared to $1.9 million in the three months ended September 30, 2024. Gross margin was 55.8% in the three months ended September 30, 2025 compared to 48.9% in the three months ended September 30, 2024. Gross margin, excluding intangible asset amortization, was 63.9% in the three months ended September 30, 2025 compared to 56.3% in the three months ended September 30, 2024. The improvement between years was due primarily to Cardiovascular, where we terminated our exclusive distribution agreement with LeMaitre Vascular on April 30, 2025, upon which we resumed selling these products directly to hospitals and other healthcare facilities through independent sales agents with end user pricing.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.4 million, or 29.0%, to $1.6 million in the three months ended September 30, 2025 compared to $1.2 million in the three months ended September 30, 2024. As a percentage of sales, sales and marketing expenses increased to 48.2% in the three months ended September 30, 2025 from 33.9% in the three months ended September 30, 2024. The increase was largely attributable to sales commission expense growth commensurate with the resumption in the second quarter of 2025 of the direct selling of our Cardiovascular products as well as higher percentage of SimpliDerm sales occurring through our commissioned independent sales representatives in 2025.

General and Administrative

G&A expenses decreased $0.8 million, or 18.9%, to $3.5 million in the three months ended September 30, 2025 compared to $4.3 million in the three months ended September 30, 2024. The decrease in expense was primarily driven by lower non-cash equity compensation in the 2025 period.

Research and Development

R&D expenses increased $0.4 million, or 55.0% to $1.1 million in the three months ended September 30, 2025 compared to $0.7 million in the three months ended September 30, 2024. The increase in expense reflects our heightened development activity in the 2025 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net decreased to $0.9 million in the three months ended September 30, 2025 compared to $4.7 million in the three months ended September 30, 2024. The decrease in expense was primarily due to significant reductions in our FiberCel activities and related contingent liability fluctuations with nearly all cases having been settled as of September 30, 2025. As of September 30, 2025, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 9 to the condensed consolidated financial statements.

Interest Expense, net

Interest expense, net was approximately $0.3 million in the three months ended September 30, 2025 compared to $0.1 million in the three months ended September 30, 2024. With our sale of the CIED Business and the required repayment of our SWK debt upon close, all interest expense related to our SWK Loan Facility (see Note 7 to the condensed consolidated financial statements) has been included within Loss from Discontinued Operations for all periods presented. The remaining interest expense relates to our Amended Revenue Interest Obligation (see Note 8 to the condensed consolidated financial statements) and the financing of certain insurance premiums. The increase between periods was due to higher interest income (offset to interest expense) in the 2024 period due to larger amounts of cash on hand.

Discontinued Operations

Loss from discontinued operations was $3.5 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. The increase between years was due to higher sales and marketing costs in the 2025 period which offset the growth in CIED sales and gross profit in the current year. Also contributing to the increase were legal fees totaling approximately $0.9 million recognized in the three months ended September 30, 2025 which were incurred in connection with the CIED Business divestiture in October 2025.

Comparison of the Nine months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025		2024		Change 2024 / 2025
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$9,022	100.0%	$11,651	100.0%	$(2,629)	(22.6)%
Cost of goods sold	4,340	48.1%	6,258	53.7%	(1,918)	(30.6)%
Gross profit	4,682	51.9%	5,393	46.3%	(711)	(13.2)%
Sales and marketing	3,863	42.8%	3,791	32.5%	72	1.9%
General and administrative	10,792	119.6%	13,828	118.7%	(3,036)	(22.0)%
Research and development	2,948	32.7%	2,271	19.5%	677	29.8%
Litigation costs, net	7,429	82.3%	8,757	75.2%	(1,328)	(15.2)%
Total operating expenses	25,032	277.5%	28,647	245.9%	(3,615)	(12.6)%
Loss from operations	(20,350)	(225.6)%	(23,254)	(199.6)%	2,904	12.5%
Interest expense, net	(42)	(0.5)%	796	6.8%	(838)	(105.3)%
(Gain) loss on revaluation of warrant liability	(12,518)	(138.7)%	15,321	131.5%	(27,839)	NM
Other expense (income), net	1,547	17.1%	(1,186)	(10.2)%	2,733	NM
Loss before provision of income taxes	(9,337)	(103.5)%	(38,185)	(327.7)%	28,848	(75.5)%
Income tax expense	24	0.3%	5	0.0%	19	NM
Net loss from continuing operations	(9,361)	(103.8)%	(38,190)	(327.8)%	28,829	75.5%
Loss from discontinued operations	(8,050)	(89.2)%	(6,698)	(57.5)%	(1,352)	20.2%
Net loss	$(17,411)	(193.0)%	$(44,888)	(385.3)%	$27,477	61.2%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Nine Months Ended September 30,
	2025		2024
		% of Net		% of Net	Change 2024 / 2025
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Women's health	7,015	77.8%	9,238	79.3%	(2,223)	(24.1)%
Cardiovascular	2,007	22.2%	2,413	20.7%	$(406)	(16.8)%
Total Net Sales	$9,022	100.0%	$11,651	100.0%	$(2,629)	(22.6)%

Total net sales decreased $2.6 million, or 22.6%, to $9.0 million in the nine months ended September 30, 2025 compared to $11.7 million in the nine months ended September 30, 2024. The decrease was due primarily to Women’s Health and caused, in large part, by various physician users of SimpliDerm who transferred to hospitals where SimpliDerm is not yet available. Additionally, sales of SimpliDerm generated by Tiger totaled $1.9 million in the nine months ended September 30, 2025, a decrease of $0.9 million from the prior year nine-month period.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Nine Months Ended September 30,
	2025		2024
		Gross		Gross	Change 2024 / 2025
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Women's health	3,091	55.9%	4,522	51.1%	(1,431)	(31.6)%
Cardiovascular	442	78.0%	928	61.5%	(486)	(52.4)%
Cost of goods sold, excluding intangible asset amortization	3,533	60.8%	5,450	53.2%	(1,917)	(35.2)%
Intangible asset amortization expense	807	(8.9)%	808	(6.9)%	(1)	(0.1)%
Total Cost of Goods Sold	$4,340	51.9%	$6,258	46.3%	$(1,918)	(30.6)%

Total cost of goods sold decreased $1.9 million to $4.3 million in the nine months ended September 30, 2025 compared to $6.3 million in the nine months ended September 30, 2024. Gross margin was 51.9% in the nine months ended September 30, 2025 compared to 46.3% in the nine months ended September 30, 2024. Gross margin, excluding intangible asset amortization, was 60.8% in the nine months ended September 30, 2025 compared with 53.2% in the nine months ended September 30, 2024. The improvement between years was due primarily to Cardiovascular, where we terminated our exclusive distribution agreement with LeMaitre Vascular on April 30, 2025, upon which we resumed selling these products directly to hospitals and other healthcare facilities through independent sales agents with end user pricing.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.1 million, or 1.9%, to $3.9 million in the nine months ended September 30, 2025 compared to $3.8 million in the nine months ended September 30, 2024. As a percentage of sales, sales and marketing expenses increased to 42.8% in the nine months ended September 30, 2025 from 32.5% in the nine months ended September 30, 2024. The increase was largely attributable to sales commission expense growth commensurate with the resumption in the second quarter of 2025 of the direct selling of our Cardiovascular products.

General and Administrative

G&A expenses decreased $3.0 million, or 22.0%, to $10.8 million in the nine months ended September 30, 2025 compared to $13.8 million in the nine months ended September 30, 2024. The decrease in expense was primarily driven by lower non-cash equity compensation in the 2025 period.

Research and Development

R&D expenses increased to $2.9 million in the nine months ended September 30, 2025 compared to $2.3 million in the nine months ended September 30, 2024. The increase in expense reflects our heightened development activity in the 2025 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

FiberCel litigation costs decreased to $7.4 million in the nine months ended September 30, 2025 compared to $8.8 million in the nine months ended September 30, 2024. The decrease in expense was primarily due to the continued evaluation of the contingent FiberCel liability and significant reductions in our FiberCel activities with nearly all cases having been settled as of September 30, 2025. As of September 30, 2025, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 9 to the condensed consolidated financial statements.

Interest Expense

Interest expense was less than $0.1 million in the nine months ended September 30, 2025 compared to $0.8 million in the nine months ended September 30, 2024. The decrease was primarily due to the error correction related to the January 2024 Ligand amendment described in Note 7 to the condensed consolidated financial statements.

Discontinued Operations

Loss from discontinued operations was $8.0 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was due to higher sales and marketing costs in the 2025 period which offset the growth in CIED sales and gross profit in the current year. Also contributing to the increase were legal fees totaling approximately $0.9 million recognized in the nine months ended September 30, 2025 which were incurred in connection with the CIED Business divestiture in October 2025.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2025 and 2024. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric and the results of the segments in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the nine months ended September 30, 2025 and 2024, to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$3,323	$3,662	$9,022	$11,651
Cost of goods sold	1,470	1,871	4,340	6,258
Gross profit	1,853	1,791	4,682	5,393
Intangible asset amortization expense	269	270	807	808
Gross profit, excluding intangible asset amortization	$2,122	$2,061	$5,489	$6,201
Gross margin	55.8%	48.9%	51.9%	46.3%
Gross margin, excluding intangible asset amortization	63.9%	56.3%	60.8%	53.2%

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

Liquidity and Capital Resources

As of September 30, 2025, we had cash of approximately $4.7 million. Additionally, on October 1, 2025, upon closing of the sale of our CIED Business, and the payment of transaction expenses and the required repayment of our SWK debt, we received cash proceeds of approximately $49 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with manufacturing and administrative costs, general and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure.  We expect to incur operating losses and negative cash flows from operations for the foreseeable future as we advance our development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. The future viability of Elutia is dependent on our ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. We may seek to raise capital through the issuance of common stock or debt such as the offerings described below or pursue asset sales or other transactions, such as the sale of the Orthobiologics and CIED Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

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

Cash Flows for the Nine months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,996)	$(10,400)
Investing activities	(1,022)	(380)
Financing activities	12,500	17,245
Net (decrease) increase in cash and cash equivalents	$(8,518)	$6,465

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $20.0 million compared to $10.4 million for the nine months ended September 30, 2024. The increase was primarily due to inventory growth in the 2025 period to keep pace with EluPro sales growth, as well as FiberCel settlement payments of $8.1 million in the nine months ended September 30, 2025.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $1.0 million compared to $0.4 million for the nine months ended September 30, 2024. The increase primarily reflects higher investments in our production facilities in 2025 as we continue the buildout of our new Gaithersburg location in preparation for the commercial production of NXT-41 and NXT-41x to the extent marketing authorization is obtained.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $12.5 million compared to $17.2 million for the nine months ended September 30, 2024. The current year’s cash generation was primarily through the 2025 Registered Offering which yielded net proceeds of $13.8 million offset by financed insurance premium payments. The prior year’s cash generation was primarily through the 2024 Registered Offering and warrant exercises, which yielded net proceeds of $28.1 million offset by long-term debt and the revenue interest obligation payments totaling $8.3 million.

Credit Facilities

General

On August 10, 2022 (the “Closing Date”), we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to the Closing Date, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. An initial draw of $21 million was made on the Closing Date with the additional $4 million drawn on December 14, 2022.  As of September 30, 2025, we had $26.1 million of indebtedness outstanding under our SWK Loan Facility and an exit fee liability to SWK of $1.1 million, with such balances being net of $0.4 million of unamortized discount and deferred financing costs.

On August 15, 2025, we entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement governing the SWK Loan Facility, which, among other things, provided that the following amounts were capitalized into the unpaid principal balance of the SWK Loan Facility: (i) all accrued and unpaid interest due and owing to the lenders on the payment date in August 2025, (ii) a $50,000 amendment fee agreed to by us on June 30, 2025, and (iii) a $10,000 amendment fee to be paid pursuant to the Fifth Amendment.

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2 to the condensed consolidated financial statements, Elutia fully repaid the SWK Loan Facility as required by the terms of the credit agreement. As of such date, the outstanding principal, including the accrued exit fee, and accrued interest totaled approximately $26.5 million. The total payment by the Company to SWK in full satisfaction of the debt and termination of the credit agreement was $27.8 million.

Interest Rates

All of the SWK Loan Facility borrowings took the form of Secured Overnight Financing Rate (“SOFR”) loans and bear interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if we had elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” We could elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election could be made until November 15, 2025. The “Term SOFR Rate” was subject to a floor of 2.75%.

Optional Prepayment

The agreement, as amended, governing the SWK Loan Facility also included an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500.

Covenants and Other Matters

The SWK Loan Facility Agreement that governed the SWK Loan Facility contained a number of covenants that, among other things and subject to certain exceptions, restricted our ability to: incur additional indebtedness; incur certain liens; pay dividends or make other distributions on equity interests; redeem, repurchase or refinance subordinated indebtedness; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; amend or modify our governing documents; amend or modify certain material agreements; and alter the business conducted by us and our subsidiaries. In addition, the SWK Loan Facility

Agreement contained two financial covenants. The first covenant, which was measured quarterly, required us to achieve a specified Minimum Aggregate Revenue (as defined in the SWK Loan Facility) for the preceding 12-month period or, alternatively, to maintain Consolidated Unencumbered Liquid Assets (as defined in the SWK Loan Facility) greater than either (i) the outstanding principal balance of the loan, or (ii) the aggregate operating cash burn (as defined in the SWK Loan Facility) for the preceding 12-month period. The second covenant initially required us to maintain a minimum liquidity (as defined in the SWK Loan Facility) of the greater of (a) $5.0 million and (b) the sum of the operating cash burn for the two prior consecutive fiscal quarters then ended (the “Liquidity Covenant”).

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

As of September 30, 2025, we were in compliance with the financial covenants, as amended, and all other covenants under the credit agreement governing the SWK Loan Facility.

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

On October 1, 2025, in connection with sale of the CIED Business described in Note 2, Ligand and the Company further amended the Amended Revenue Interest Obligation. Such amendment primarily consisted of a consent to the sale of the CIED Business and a release by Ligand of its security and royalty interest in the assets of the CIED Business including EluPro and CanGaroo.

Funding Requirements

As of October 31, 2025, we had cash and cash equivalents of approximately $44 million. This amount is the resulting balance from our cash on hand as of September 30, 2025, plus the cash proceeds from the sale of our CIED Business less transaction expenses, full repayment of our SWK debt, payments of $2.2 million on Ligand obligations, certain FiberCel settlements and other working capital requirements.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report, and, during the nine months ended September 30, 2025, there were no material changes to those previously disclosed other than those outlined in Note 2, “Summary of Significant Accounting Policies.”

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

Interest Rate Risk

Our primary exposure to market risk relates to changes in interest rates. Borrowings under our SWK Loan Facility bear interest at variable rates, subject to an interest rate floor. Interest rate risk is highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. A hypothetical 10% relative change in interest rates on our variable rate indebtedness outstanding at September 30, 2025 would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of September 30, 2025, our cash was maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Except as set forth below, there have been no material changes in our risk factors to those included in our Annual Report.

Our future results largely depend upon our ability to successfully develop, commercialize, market and sell breast reconstruction biologic products.

The Company has focused much of its attention recently on EluPro, which was cleared for marketing by the U.S. Food and Drug Administration (“FDA”) in June 2024 and was indicated for use with implantable electronic devices including cardiac and neurostimulator devices. As previously reported, on October 1, 2025, Elutia and its subsidiary completed the sale of all of its assets related to its business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing cardiac implantable electronic device (“CIED”) products, including its CanGaroo, CanGaroo RM, EluPro and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The assets of the CIED Business constituted substantially all of the assets of Elutia’s former Device Protection segment.

Our future results consequently depend on the success of our Women’s Health and Cardiovascular businesses. There can be no guarantee, however, that we will be able to increase the sales or profitability of the remaining businesses sufficiently to replace or exceed the financial contribution, or potential financial contribution, from the sold CIED Business.

Elutia’s current strategy principally focuses on applying the Company’s drug-eluting biologics platform to advancing NXT-41x, a biomatrix that seeks to ameliorate breast reconstruction infections following mastectomy. We believe the development, commercialization and marketing efforts with respect to NXT-41x will require significant investments in time and resources. Although the sale of the CIED Business has resulted in significant cash net proceeds to the Company, there can be no assurance that these resources, or other resources we may raise or have access to in the future, will be sufficient to make the necessary investments in order to develop and commercially exploit NXT-41x, or that if made, such investments will yield the results sought.

Moreover, development or marketing of NXT-41x may require further approvals or action from the FDA, and there can be no guarantee that the Company will be able to obtain such approvals on a timely basis, or at all.

If we fail to successfully develop, commercialize, market and sell NXT-41x, the Company’s business and financial condition may be materially adversely affected.

Our enhanced reliance in the wake of the disposition of the CIED Business on a smaller suite of existing products and on future products poses risks to the Company’s growth.  If the financial contribution from remaining legacy products and NXT-41x and other potential future drug-eluting biomatrix products fail to replace lost contribution from the CIED Business, or otherwise fail to meet expectations, the Company’s business and financial condition may be materially adversely affected.

We may not be able to maintian a listing of our Class A common stock on the Nasdaq Capital Market.

Because our Class A common stock is listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. On November 7, 2025, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock, par value $0.001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until May 6, 2026 (the “Compliance Period”), to regain compliance with the Minimum Bid Price requirement. As of the date of this filing, we have not had a closing bid price over $1.00 and there can be no assurance that we will regain compliance with the Minimum Bid Price requirement prior to the end of the Compliance Period or that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

If we do not regain compliance during the Compliance Period, we may be eligible for an additional 180-calendar day period to regain compliance with the Minimum Bid Price, provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the Minimum Bid Price requirement), and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split of our Common Stock, if necessary. If Nasdaq determines that we are not eligible for an additional 180 calendar days compliance period or we will not be able to cure the deficiency with the Minimum Bid Price requirement within the allotted compliance period, the Common Sock will be subject to delisting.

We will continue to actively monitor the closing bid price of our Common Stock and will evaluate available options, including, without limitation, seeking to effect a reverse stock split, in order to resolve the deficiency and regain compliance with Minimum Bid Price requirement.

We are also subject to continued listing requirements under Nasdaq Listing Rule 5550(b) for the Nasdaq Capital Market. Rule 5550(b) requires that a listed company must satisfy one of the following three standards: (1) stockholders’ equity of at least $2.5 million; (2) market value of listed securities of at least $35 million; or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Although we believe we are currently in compliance with this standard based on our market capitalization, there is no guarantee that we will be able to maintain compliance with this standard, particularly in view of the recent decline in our prevailing stock price and our history of net losses and stockholders’ deficits.

If we fail to regain compliance with the Minimum Bid Price requirement, or otherwise violate or fail to meet any Nasdaq listing requirements, our Common Stock may be delisted. A delisting of our Common Stock stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In the event our Common Stock is delisted from Nasdaq, the delisting of our Common Stock could significantly impair our ability to raise capital and stockholder value.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

(a)Termination of Consulting Agreement; Amendment to RSU Vesting Terms

As previously reported, on October 10, 2025, the Company announced that Mr. Guido Neels had been elected to the Board of Directors, effective October 9, 2025. Also as previously reported, the Company and Mr. Neels were parties to a consulting agreement dated as of December 1, 2023 (the “Consulting Agreement”) pursuant to which Mr. Neels provided the Company with advice and counsel on an independent contractor basis on business and financial matters and other matters within Mr. Neels’ experience. The Consulting Agreement is filed herewith as Exhibit 10.42.

In consideration of Mr. Neels’ consulting services, the Company issued him 50,000 restricted stock units (“RSUs”) on December 20, 2023, which vest in eight equal installments commencing March 1, 2024 and on the 1st of every third month thereafter until fully vested on December 1, 2025. In addition, on March 5, 2025, pursuant to the Consulting Agreement, Mr. Neels was granted 25,000 RSUs which vest in four equal installments commencing on March 10, 2025 and on the 10th of every third month thereafter until fully vested on December 10, 2025. The RSUs were granted under the Company’s 2020 Incentive Award Plan and settle in shares of the Company’s Class A Common Stock.

The parties terminated the Consulting Agreement effective November 11, 2025. In view of Mr. Neels’s continuing service to the Company as a member of the Board, the RSU grants under the Consulting Agreement were amended to provide for continued vesting on the original schedule notwithstanding the termination of the Consulting Agreement, provided Mr. Neels remains a director upon each subsequent vesting date.

The foregoing summary of the Consulting Agreement is qualified in its entirety by reference to the full text of such agreement.

(b)During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

4.10	2025 Form of Prefunded Warrant	8-K	001-39577	4.1	2/4/2025

10.39	Fifth Amendment to Credit Agreement, dated as of August 14, 2025, by and among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto.	8-K	001-39577	10.1	8/20/2025

10.40+†	Asset Purchase Agreement, dated September 8, 2025, by and among Boston Scientific Corporation and Cardiac Pacemakers Inc. and Elutia Inc. and Elutia Med LLC	8-K	001-39577	10.1	9/9/2025
10.41‡	Consent, Release and Amendment No. 3 dated as of October 1, 2025 to Royalty Agreement by and between Elutia Med LLC and Ligand Pharmaceuticals Incorporated.	8-K	001-39577	10.2	10/7/2025

10.42	Consulting Agreement, dated December 1, 2023, between Elutia Inc. and Guido Neels					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

+ Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

‡ Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELUTIA INC.

Date: November 12, 2025	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2025	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)