Form 10-K
period 2025-12-31
ELUTIA INC.
filed 2026-03-13
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $65,092,716 based on the closing price of $1.98 of the registrant’s Class A common stock as reported on the Nasdaq Capital Market on such date. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 4, 2026, there were 42,784,848 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding the potential payment of post-closing escrow amounts from the sale of our former Device Protection segment, which consisted of our cardiac implantable electronic device business (the “CIED Business”), to Boston Scientific Corporation and Cardiac Pacemakers Inc.; expectations regarding the potential payment of post-closing earnout payments from the sale of our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC; our anticipated expansion of our product development and research activities, including the expected development timelines of NXT-41 and NXT-41x, which are our next-generation biologic scaffolds combined with local antibiotic delivery; any statements and information concerning our future interactions with the U.S. Food and Drug Administration (“FDA”) regarding NXT-41 and NXT-41x; expectations for FDA clearance of NXT-41 and NXT-41x, including the timing and anticipated success thereof; the sufficiency of our current capital resources to develop and commercialize NXT-41x; the size of the breast reconstruction market and the potential of the Company’s next-generation drug-eluting biomatrix products to compete in that market;  increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and a separate single lot of viable bone matrix (“VBM”) and expectations regarding the litigation matter with Medtronic Sofamor Danek USA, Inc. (“Medtronic”), amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

As used in this Annual Report, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Elutia” refer to the operations of Elutia Inc. and its consolidated subsidiary.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Annual Report includes our trademarks, trade names and service marks, including, without limitation, “Elutia®,” “ProxiCor®,” “Tyke®,” “VasCure®,” “SimpliDerm®,” “SimpliDerm Ellipse®” and our logo, which are our property and are protected under applicable intellectual property laws. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks may appear in this Annual Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us, by these other parties.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	our ability to enhance our products, expand our product indications and successfully develop, acquire and commercialize additional product offerings, including NXT-41 and NXT-41x;
●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates;
●	our ability to achieve or sustain profitability;
●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;
●	our ability to defend against the various lawsuits related to FiberCel and VBM and avoid a material adverse financial consequence;
●	our ability to raise funds in the future in the amounts and at the times needed;
●	the continued and future acceptance of our products by the medical community;
●	our dependence on independent sales agents to generate a substantial portion of our net sales;

●	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases, are exclusive suppliers for products essential to our business;
●	our ability to successfully realize the anticipated benefits of the sale of our CIED and Orthobiologics Businesses;
●	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	our ability to maintain compliance with the continued listing requirements of, and maintain a listing of our Class A common stock on, the Nasdaq Capital Market;
●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	our ability to obtain, maintain and adequately protect our intellectual property rights.

PART I

Item 1.      Business.

Overview

At Elutia, our mission is to humanize medicine so that patients can thrive without compromise. We develop proprietary drug-eluting biomatrix products for use in surgical reconstruction and related applications.  These products are designed to improve the interaction between implanted medical devices and patients. Our focus is on addressing unmet medical needs and reducing complications associated with surgery, including infection, migration, erosion, implant rejection, and fibrosis. Our operations span research and development through the commercial distribution of biologic matrix products used in plastic and reconstructive surgery.

We have applied these capabilities to develop and commercialize products for specific surgical applications. As more fully described below, on October 1, 2025, we divested one such product family through the sale of substantially all of the assets related to our business of developing, commercializing, manufacturing, selling and marketing our cardiac implantable electronic device (“CIED”) products, EluPro™ and CanGaroo®, to Boston Scientific Corporation (“BSC”) and Cardiac Pacemakers Inc (“CPI”) for an aggregate purchase price of up to $88.0 million in cash. EluPro was the first antibiotic-eluting biologic matrix envelope for use with CIEDs. This transaction reflects the technical and commercial value of solutions developed using our biologic matrices and local drug delivery capabilities.

Following the sale of the CIED business, we are focused on advancing our drug-eluting biomatrix (“DEB”) platform. This platform builds on our biologic matrix and local drug delivery capabilities to address complications that lead to poor outcomes in reconstructive procedures and surgical repair. EluPro demonstrated the commercial potential of combining a biologic scaffold with antibiotic drug delivery to reduce device-related complications. We believe the same foundational technology can be applied to reconstructive and soft tissue repair markets where biologic matrix products are widely used, but where outcomes remain suboptimal due to complications such as infection, inflammation, and fibrosis.

Our lead development programs comprise NXT-41, a next-generation biologic matrix, and NXT-41x, which builds on the NXT-41 matrix by incorporating local antibiotic drug delivery. NXT-41 is an advanced biomatrix designed to provide consistent handling and incorporation while enabling scalable manufacturing. In NXT-41x, antibiotics are incorporated into the matrix and released locally over extended periods, offering broad-spectrum antimicrobial protection against common causes of post-surgical infection. See “Research and Development” below for a more detailed description of these anticipated future products in our reconstructive surgery portfolio.

Elutia continues to market and sell its proprietary biologic matrix products, including SimpliDerm, a human acellular dermal matrix (“hADM”) used in soft tissue reconstruction, and its cardiovascular repair portfolio, comprising ProxiCor, VasCure, and Tyke. SimpliDerm is the primary commercial product in our Women’s Health segment, and the cardiovascular products reside in our Cardiovascular segment. These products establish our commercial presence in surgical repair and reconstruction and provide a revenue base that supports development of our next-generation innovation. These products are sold directly to healthcare facilities through independent sales agents.

In 2025, we leased approximately 26,598 square feet of production, laboratory, and administrative space in Gaithersburg, Maryland, which now serves as our headquarters and primary operations site. This facility supports administrative functions as well as the development of NXT-41 and NXT-41x and, subject to obtaining the necessary FDA marketing authorizations, is expected to support the commercial production of these products. We also maintain a corporate office in San Diego, California. Our former Roswell, Georgia facility was acquired by Boston Scientific Corporation in connection with the sale of the CIED business in October 2025. As part of the sale of our Orthobiologics Business to Berkeley Biologics, LLC (“Berkeley”) in November 2023, our former Richmond, California facility was transferred to Berkeley, and we no longer operate that facility.

Discontinued Operations - Sale of CIED Businesses

On September 8, 2025, we executed an Asset Purchase Agreement (the “APA”) with BSC and CPI (collectively the “CIED Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the APA, the CIED Buyers purchased from Elutia substantially all of the assets that are related to our business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing our CIED products, including the CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The APA provides for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88.0 million in cash, with $80.4 million (which included an inventory adjustment of $0.4 million) that was paid in cash to Elutia at closing of the transactions and $8.0 million that was deposited at the closing of the transactions in escrow for a period of twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by Elutia. The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the APA. We recognized a gain, net of tax effect and divestiture costs, of $76.1 million on the sale of the CIED Business in 2025.

Prior to the divestiture, we marketed EluPro and CanGaroo in the United States through our direct sales force, supported by a commercial partner, BSC. As part of the divestiture, the sales organization supporting the CIED business transferred to the CIED Buyers.

Discontinued Operations - Sale of Orthobiologics Business

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The assets sold represented the entirety of our Orthobiologics segment. We received approximately $14.6 million, and we may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date. In the purchase agreement, we have retained the liabilities arising out of the VBM and FiberCel recall matters, as described in Note 17 to the consolidated financial statements, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. The indemnity holdback was available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback could be retained by Berkeley if Berkeley was successful in asserting a claim or claims for indemnification against us. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount will be recognized as additional gain in the first quarter of 2026. Should we receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

Our Competitive Strengths

Our mission is to humanize medicine so patients can thrive without compromise. We intend to establish our DEB products as the standard of care in reconstructive procedures, including surgeries involving implanted devices. We believe our key competitive strengths position us well to execute on our growth strategy. Our key competitive strengths are:

Focus on Unmet Medical Need. Reconstructive surgeries, including implant-based procedures, are widely performed and play a critical role in restoring function and quality of life for patients. Despite advances in surgical techniques and the widespread use of biologic matrices and other adjunctive materials, clinically significant complication rates persist. Surgical site infection rates in certain settings reach approximately 15 to 20 percent. These serious complications can result in rehospitalizations, procedure failure, prolonged recovery, and increased healthcare utilization. In addition to infection, inflammatory responses, fibrosis, and foreign body reactions can adversely affect surgical outcomes and long-term implant performance. We believe the complication rates reflect an ongoing unmet medical need for solutions that more effectively address the causes of surgical failure. This unmet need drives continued demand for improved products that can help to improve clinical outcomes.

Pioneering Technology.  We are developing and commercializing products in our DEB platform that integrates biologic matrices with localized drug delivery. The goal of this approach is to address persistent, unresolved challenges associated with implant-based and reconstructive procedures, such as infection and inflammation, while preserving the regenerative benefits of biologic matrices. We believe that combining these capabilities requires specialized expertise in regenerative materials, drug incorporation, manufacturing and regulatory development.

Our platform builds on the established markets of biologic matrix for tissue repair and soft tissue reconstruction, with the addition of localized delivery of therapeutic agents intended to address key underlying factors that lead to surgical complications.  By delivering drugs directly at the surgical site, this approach is designed to achieve localized therapeutic activity while limiting systemic exposure. We are also designing these products to support extended release, extending the period during which the surgical site may be protected. We believe this integrated platform can be adapted across multiple surgical applications where biologic matrices are widely used, and where there remains a need to improve clinical outcomes.

The development and commercialization of EluPro validated the technical feasibility of this approach. EluPro was an antibiotic-eluting biologic matrix envelope designed to secure CIEDs and provide local antibiotic delivery at the implant site. It was the first product of this type developed for use with CIEDs and demonstrated the commercial potential of combining a biologic matrix with localized drug delivery. We believe this experience supports the broader applicability of our DEB platform across reconstructive and soft tissue repair markets.

Proven Commercialization.  Our first commercial DEB offering, EluPro, was fully launched in January 2025 and upon sale to BSC in October 2025, sales of EluPro and CanGaroo had achieved annualized revenues of approximately $19 million, with EluPro comprising approximately $14 million of the total. We believe that this rapid sales growth rate demonstrates our ability to successfully and meaningfully commercialize our pioneering DEB product offerings.

Well-positioned in Large, Attractive and Growing Markets. We believe that the plastic and reconstructive surgery markets, the markets targeted by our next-generation antibiotic-eluting biomatrix products, NXT-41 and NXT-41x, currently represent a combined market opportunity of approximately $1.5 billion in the United States. We believe these markets are characterized by procedures with relatively high per-procedure economic value, which supports the adoption of differentiated technologies that address meaningful clinical complications. We also believe that the overall markets to which our DEB products can be applied will continue to experience significant growth given (i) advancements in implantable medical device technologies and surgical techniques, (ii) shifting demographics that include an aging population with a greater incidence of comorbidities, and (iii) increasing procedure volumes.

Integrated Operating Model. Our operating model is designed to support integrated execution across research and development (“R&D”), manufacturing and commercialization, enabling close coordination among these functions and the incorporation of clinical and market feedback into product design and development. As we advance our DEB platform and pipeline programs, we intend to maintain control over manufacturing to support product quality, manage cost of goods, and scale production as needed. We believe this integrated approach supports disciplined development, operational flexibility, and efficient scaling.

Executive Management Team with Extensive Industry Experience Our executive management team has extensive experience in the regenerative medicine and medical device industries, spanning R&D, operations, manufacturing and commercial. This experience allows us to operate with a deep understanding of the underlying trends in this industry and the intertwined scientific, clinical, regulatory, commercial and manufacturing functions that drive success. This breadth of experience supports execution of our platform strategy.

Our Growth Strategy

Our growth strategy is focused on advancing our DEB platform and pipeline programs to address unmet needs in reconstructive surgery, while maintaining a disciplined operating approach following recent divestitures.

Advance our Pipeline of Innovative Drug-Eluting Biologic Products. We are pioneering DEBs to help solve problems unaddressed by available options. We intend to leverage our DEB platform technology, and our demonstrated success related to these products, by developing and commercializing products for markets with similar unmet needs, including breast reconstruction. We intend to prioritize investment in the development of our DEB platform and pipeline programs. These programs build on our experience integrating biologic matrices with localized drug delivery and are designed to address persistent surgical complications, such as infection and inflammation, in reconstructive procedures. We plan to advance these programs through continued research and development, preclinical evaluation, regulatory engagement, and clinical evaluation.

Focus on Surgical Applications with Significant Unmet Need. We are focusing our development efforts on surgical applications characterized by high complication rates and significant procedural complexity. We believe these factors create opportunities for differentiated solutions that can improve clinical outcomes while fitting within existing surgical workflows. Our initial focus is on implant-based reconstructive surgeries and soft tissue repair applications, with the potential to expand into additional indications where our DEB platform may be applicable.

Maintain and Expand our Commercial Foundation. We plan to continue to operate our existing commercial product portfolio and sales infrastructure to support ongoing operations and maintain market presence. These commercial activities, which we anticipate growing significantly upon, and subject to, FDA clearances of NXT-41 and NXT-41x, also provide insight into surgeon needs, purchasing trends, and clinical practice patterns, which we believe can inform development priorities for our pipeline programs. Over time, we may continue to assess the role of these products as we advance our proprietary platform technologies.

Our Proprietary Products

Our portfolio includes a combination of commercial biologic matrix products and development-stage drug-eluting biomatrix programs. Our commercial products address established markets in surgical repair and reconstruction and provide a revenue base that supports ongoing operations and research and development. Our development efforts are focused on advancing our drug-eluting biomatrix platform to address unmet needs in reconstructive surgery.

Women’s Health Market

Market Opportunity

Biologic matrices are widely used in reconstructive surgery to provide soft tissue support, reinforcement, and coverage in a range of clinical settings. These procedures are performed to restore form and function following trauma, tumor resection, congenital abnormalities, infection, or disease, and include applications involving the breast, chest wall, and other soft tissue defects. The use of acellular dermal matrices (“ADMs”) in plastic and reconstructive surgery is well established in clinical practice and supported by published literature and consensus guidelines for certain surgical techniques.

Breast reconstruction following mastectomy represents a common application of biologic matrices within plastic and reconstructive surgery. It is estimated that, in the United States, approximately one in eight women will develop invasive breast cancer during their lifetime, which results in approximately 163,000 post-mastectomy breast reconstruction procedures. In these procedures, ADMs are frequently used in implant-based reconstruction to assist with implant positioning, provide soft tissue support, and facilitate tissue integration. Despite widespread adoption of biologic matrices in this and other reconstructive applications, clinically meaningful complication rates persist, with reported serious infection rates in certain settings reaching approximately 15 to 20 percent, along with delayed healing and implant-related complications. As of February 2026, no biologic matrix or other soft tissue reinforcement material has been indicated specifically for use in breast reconstruction surgery by the U.S. Food and Drug Administration.

SimpliDerm

SimpliDerm is an hADM marketed for use in soft tissue repair, reinforcement, and reconstruction. It is manufactured using a proprietary decellularization process designed to preserve the structural integrity of the extracellular matrix while reducing immunogenic components. SimpliDerm is provided in a pre-hydrated form and terminally sterilized.

We sell SimpliDerm through a network of independent sales agents to plastic and reconstructive surgeons in the United States. From March 2023 through October 2025, SimpliDerm was also distributed under a non-exclusive agreement with Sientra and its successor, Tiger Aesthetics Medical (“Tiger”), which was terminated in October 2025.

SimpliDerm is part of our current commercial product portfolio and supports our commercial presence in plastic and reconstructive surgery. It provides operational and market insight relevant to the advancement of our drug-eluting biomatrix development programs and strengthens our commercial channel with reconstructive and plastic surgeons, who routinely use biologic matrices in surgical reconstruction. Our NXT-41x development program is initially intended for use in reconstructive applications, and SimpliDerm supports the development of surgeon relationships, experience, and organizational capabilities relevant to the potential introduction of our next-generation biologic drug-eluting technologies.

Cardiovascular Market

Cardiovascular Products

We sell cardiovascular products derived from a biologic matrix based on porcine small intestinal submucosa extracellular matrix (“SIS-ECM”), all of which received 510(k) regulatory clearance as medical devices:

●	ProxiCor for Cardiac Tissue Repair is cleared for use as an intracardiac patch for repairs such as atrial and ventricular septal defects and suture-line buttressing, as well as for pledgets.
●	ProxiCor for Pericardial Closure is used to reconstruct the pericardium after heart surgery.
●	Tyke is a thinner, more pliable matrix cleared for use in neonates and infants for the repair of pericardial structures; as an epicardial covering for damaged or repaired cardiac structures, and as a patch material for cardiac defects.
●	VasCure is cleared for use, and is used by cardiovascular, vascular and general surgeons as, a patch material to repair or reconstruct the peripheral vasculature, including the carotid, femoral and tibial blood vessels, by modeling into site-specific tissue and conforming to repair defects.

Commercial Approach

From May 2017 through March 2023, these products were sold directly to hospitals and other healthcare facilities through our sales force and independent sales agents. In April 2023, we entered into an exclusive distribution agreement with LeMaitre Vascular for these products in the United States. This agreement with LeMaitre Vascular was terminated in April 2025, at which time we resumed selling these products directly to hospitals and other healthcare facilities through independent sales agents.

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

Our products compete primarily with other cardiovascular repair and human-derived acellular dermis products.  ProxiCor, Tyke and VasCure compete with bovine pericardium and synthetic patch materials produced by numerous companies, including Gore’s Gore-tex and Terumo’s Vascutek. SimpliDerm competes primarily against human-derived acellular dermis matrix meshes, including AbbVie’s AlloDerm, MTF’s FlexHD, Stryker’s DermACELL and Evergen’s (formerly RTI Surgical) Cortiva. SimpliDerm also competes against animal-derived biological mesh products, such as AbbVie’s Strattice and Integra’s SurgiMend, as well as various synthetic mesh products.

We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.

Our competitors’ products in the soft tissue repair market have been available for use for multiple years. During this time, private payors have developed policies for coverage based on available data and literature. While there are certain national and regional third-party payors who provide specific reimbursement for SimpliDerm or procedures using SimpliDerm, the majority do not.

We are aware of several companies that are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. Our ability to compete successfully will depend primarily on our ability to develop proprietary products that reach the market in a timely manner, are used in procedures that receive adequate payor coverage and reimbursement, are cost-effective, and are safe and effective, as well as our reputation in the market and success of our sales strategy. See Part I, Item 1A. “Risk Factors - Risks Related to Our Business - We face significant and continuing competition from other companies, some of which have longer operating histories, more established products and/or greater resources than we do, which could adversely affect our business, financial condition and results of operations.”

Sales and Marketing

Both SimpliDerm and our Cardiovascular products are sold through independent sales agents. In March 2023, we entered into a non-exclusive distribution agreement for SimpliDerm with Sientra. In April 2024, Tiger assumed this agreement in connection with its acquisition of Sientra, and the agreement remained in effect until October 2025, at which point, it was terminated by Elutia. In April 2023, we entered into an exclusive distribution agreement with LeMaitre Vascular for our Cardiovascular products, which was subsequently terminated in April 2025. Following these contract terminations, our products resumed being marketed through our network of independent distributors.

We have historically focused our market development and commercial activities primarily in the United States. All of our sales in 2025, and greater than 96% of our net sales in 2024, were generated in the United States. Sales of our products outside of the United States ceased after May 2024 due to changes in certain international regulations which required investment by us not warranted by the then-current level of sales in these markets.

Manufacturing and Suppliers

SimpliDerm was historically processed at our former Richmond, California facility, which was included in the divestiture of the Orthobiologics Business in 2023. SimpliDerm is now supplied to Elutia through a supply agreement with Berkeley, the acquiror of our Orthobiologics Business. The porcine SIS-ECM for our Cardiovascular products is supplied by Cook Biotech Incorporated (“Cook”), now owned by Evergen, through a long-term supply agreement. Both Berkeley and Cook are currently our sole sources of supply within the respective product offerings, and we cannot guarantee that an interruption in supply will not occur.

We historically performed the minor finished goods conversion activities along with the stocking and distribution of our Cardiovascular products at our former manufacturing facility in Roswell, Georgia. Our Roswell facility was acquired by BSC in connection with the sale of the CIED Business, and these logistics, along with order fulfillment of SimpliDerm, are now provided to us through a third-party logistics provider.

In March 2025, we signed a lease for 26,598 square feet of production, laboratory and administrative space in Gaithersburg, Maryland, which serves as our headquarters and primary operational site. We are currently using this space for administrative purposes and development of NXT-41 and NXT-41x. We anticipate utilizing this facility for the commercial production of these products, to the extent FDA marketing authorization is obtained.

Research and Development

Our research and development team has extensive experience in developing regenerative medicine and DEB products and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce rehospitalizations, and as a result, reduce costs. We have recruited and retained staff with significant experience and skills, gained through both industry experience and academic training. In addition to our internal staff, our external network of development and testing laboratories and physicians aids us in our research and development process.

We are now focused on advancing our proprietary DEB platform for use in surgical reconstruction and related applications. This platform combines our expertise in biologics and localized drug delivery to address complications that lead to poor outcomes in reconstructive procedures. Our first commercial product under this platform, EluPro, which along with CanGaroo was sold to BSC in October 2025 for an aggregate purchase price of up to $88 million, demonstrated the clinical potential of combining a biologic scaffold with antibiotic drug delivery to reduce device-related complications. We believe the same foundational technology can be applied to broader reconstructive and soft tissue repair markets where biologic matrix products are widely used but where outcomes remain suboptimal due to causes of failure, such as infection, inflammation, and fibrosis.

The clinical and economic need in these markets is substantial, reflecting both the volume of reconstructive surgery and the persistence of high complication rates. For example, in implant-based breast reconstruction and complex abdominal wall repair, infection rates approximate 15 to 20 percent, leading to frequent reoperations and hospital readmissions. Each year, in the United States, there are approximately 163,000 post-mastectomy breast reconstruction procedures, and roughly one in three experiences a serious complication such as infection, capsular contracture, or implant loss. We believe biologic matrices represent an estimated $1.5 billion U.S. market opportunity and account for more than 60% of reconstruction spending, yet meaningful innovation has been limited and significant unmet medical need remains.

Our lead development programs, NXT-41 and NXT-41x, are designed as next-generation biologic scaffolds combined with local antibiotic delivery. NXT-41 features a porcine-derived engineered matrix that provides superior handling, consistency, and incorporation compared to human-derived acellular dermal matrices. In NXT-41x, the antibiotics rifampin and minocycline are incorporated into the matrix, and the drugs are released locally over extended periods, offering broad-spectrum antimicrobial protection against the pathogens most associated with implant infections, mitigating the risk of any systemic toxicity. The objective is to materially reduce complications arising from contamination, biofilm formation, and inflammation while maintaining surgeon-preferred handling, flexibility, and soft-tissue reinforcement for implant support. We believe Elutia is well-positioned to pioneer a new class of active biomatrices for reconstructive biosurgery, combining biologic innovation and localized pharmacologic activity to improve outcomes for patients at favorable economics for healthcare systems. We expect FDA clearance of NXT-41 in the second half of 2026 and anticipate FDA clearance for NXT-41x by mid-2027.

Intellectual Property

We rely on a combination of patents, license agreements, trademarks, confidentiality agreements and security procedures to protect our proprietary products, preservation technology, trade secrets and know-how. We believe that our patents, trade secrets, trademarks and technology licensing rights provide us with important competitive advantages. Our intellectual property strategy is focused on supporting the development of our proprietary DEB platform and related technologies, while maintaining flexibility as our pipeline advances.

Our owned intellectual property includes patents and patent applications relating primarily to aspects of biologic matrix processing and related technologies, including technologies outside of our current commercial product portfolio. We do not rely on patent protection for all aspects of our current commercial products, and certain products are protected primarily through manufacturing know-how, trade secrets, and regulatory barriers to entry.

In connection with the development and commercialization of EluPro, we created a substantial intellectual property portfolio specifically relating to antibiotic-eluting biologic envelopes. That intellectual property portfolio was transferred to the CIED Buyers as part of the sale of our CIED business in October 2025 and contributed to the overall value of that transaction. The transferred intellectual property did not include patents or patent applications relating to our NXT-41 or NXT-41x development programs or to our broader drug-eluting biomatrix platform. As of December 31, 2025, our intellectual property portfolio relating to our next-generation biologic matrix technologies, including NXT-41 and NXT-41x, consists of patent filings directed to aspects of matrix design, drug incorporation, and related manufacturing methods. In addition, we own one U.S. patent that relates to our technology for SimpliDerm that claims a method of preparing an acellular dermal matrix that is anticipated to expire in 2033. There can be no assurance that any pending patent applications will ultimately be issued as patents.

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

We also maintain trademarks associated with our commercial products. As of December 31, 2025, we had 11 registered trademarks, including trademark registrations for “ProxiCor®,” “Tyke®,” “VasCure®,” “SimpliDerm®,” and “SimpliDerm Ellipse®,” in the United States.

In addition to patents and licenses, we rely on confidentiality agreements with our employees, consultants, independent sales agents and third-party vendors to maintain the confidentiality of our trade secrets and proprietary information. Despite all of the aforementioned measures, there can be no assurance that our intellectual property rights will not be challenged, circumvented, invalidated, or independently developed by third parties. For a discussion of risks related to our intellectual property, see Part I, Item 1A. “Risk Factors  - Risks Related to Intellectual Property.”

License Agreement with Cook

We are party to a license agreement with Cook, which we refer to as the Cook License Agreement, that provides us with field-of-use rights to use porcine SIS-ECM technologies in specified cardiovascular applications. The agreement supports our ability to manufacture, market, and sell our Cardiovascular products within defined fields of use.

The license agreement also provides us with the option to access newer-generation, patent-protected SIS technologies for use in the licensed fields. We have elected not to utilize these patent-protected materials at this time; however, the agreement provides flexibility to access such technologies in the future if we determine that doing so is commercially or strategically appropriate.

Under the license and related supply arrangements, Cook, now owned by Evergen, is our exclusive supplier of SIS material for the licensed fields of use. The agreement includes minimum purchase requirements and other customary terms. The amended supply agreement currently remains in effect through December 31, 2028 and automatically renews for two additional two-year periods unless either party provides notice of non-renewal. The license agreement remains in effect until the earlier of the termination of the supply agreement or the expiration of the last licensed patent, which is currently expected to occur in 2031, excluding any patent term adjustments or extensions.

The Cook License agreement does not apply to our NXT-41 and NXT-41x development programs, which utilize different source material and is not procured from Evergen.

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

FDA Premarket Clearance and Approval Requirements

In the United States, medical devices fall under the regulatory purview of the FDCA with classification into three categories based on risk. Class I devices, considered low-risk, are usually exempt from the 510(k) premarket notification. Class II devices, of moderate risk, require FDA clearance through a 510(k) submission, involving compliance with general controls and potential imposition of special controls, such as performance standards and post-market surveillance. The Quality Management System Regulation (“QMSR”) is a key aspect of general controls, ensuring adherence to quality standards in manufacturing processes. For the highest-risk Class III devices, PMA is required, encompassing life-sustaining devices, those with new intended uses, or utilizing advanced technology not substantially equivalent to existing devices. This comprehensive regulatory framework aims to ensure safety and effectiveness based on the specific risk levels of each device class.

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

The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the De Novo process, which is a route to market for medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

PMA Approval Pathway

Class III devices necessitate PMA approval before marketing, although certain pre-amendment Class III devices without mandated PMAs are cleared through the 510(k) process. The PMA process, more rigorous than 510(k), requires manufacturers to demonstrate safety and efficacy with extensive pre-clinical and human clinical data, a full device description, manufacturing details, and proposed labeling. FDA has 180 days for PMA review, often extending beyond, with the possibility of convening an expert advisory panel for recommendations. A pre-approval inspection ensures compliance with the QMSR. FDA approves the device for commercial distribution if it deems PMA data as valid scientific evidence, ensuring reasonable assurance of safety and effectiveness. Post-approval conditions, including labeling restrictions and additional clinical studies, may accompany PMA approval. Post-market surveillance may be required as well. Non-compliance with approval conditions may lead to adverse enforcement actions, such as withdrawal of approval.

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

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures;
●	labeling and promotional regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which mandate manufacturers to report to the FDA if a marketed device may have caused or contributed to a death or serious injury, or if it has malfunctioned and the device or a similar one in the market could likely cause serious harm if the malfunction were to recur.
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Data Privacy and Security Laws

Numerous state and federal laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In the United States, our currently approved products are commonly treated as general supplies utilized in surgical procedures and if covered by third-party payors, are paid for as part of the procedure. Outside of the United States, there are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies, could have a material adverse effect on our business, financial condition and results of operations.

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

The Centers for Medicare & Medicaid Services (“CMS”) is responsible for administering the Medicare program and sets coverage and reimbursement policies for the Medicare program in the United States. CMS, in partnership with state governments, also administers the Medicaid program and Children’s Health Insurance Program (“CHIP”). CMS policies may alter coverage and payment related to our product portfolio in the future. These changes may occur as the result of national coverage determinations issued by CMS or as the result of local coverage determinations by contractors under contract with CMS to review and make coverage and payment decisions. Medicaid programs are funded by both federal and state governments, and may vary from state to state and from year to year and will likely play an even larger role in healthcare funding pursuant to the Affordable Care Act (“ACA”).

A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a Current Procedural Terminology (“CPT”) code, to describe the procedure in which the product is used. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to the procedures performed using our products are changed or deleted, reimbursement for performance of these procedures may be adversely affected.

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

Healthcare Reform

Since its enactment, the ACA has faced challenges in the judicial, executive, and Congressional arenas. On June 17, 2021, the U.S. Supreme Court dismissed a challenge asserting the ACA's unconstitutionality on procedural grounds, affirming its continuation. Former President Biden's executive order, preceding the Supreme Court ruling, initiated a special enrollment period for ACA marketplace health insurance coverage from February 15, 2021, through August 15, 2021, prompting a review of healthcare access policies. The impact of other healthcare reform measures on our business remains uncertain. Legislative changes, including aggregate reductions in Medicare payments to providers, have occurred since the ACA's inception. Notably, heightened governmental scrutiny on product pricing has led to Congressional inquiries and legislation, emphasizing transparency, pricing relationships, and reforming reimbursement methodologies.

States are increasingly implementing regulations controlling product pricing, while third-party payors and authorities show growing interest in reference pricing systems, discounts, and list price disclosures.

Human Capital

As of December 31, 2025, we had 26 employees, and 25 employees were employed full-time. We believe our employee relations are good.

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

Culture of Inclusion

We are committed to fostering an equitable and inclusive workplace that is free from discrimination, harassment, bias and prejudice and where every individual feels valued and included. We foster an inclusive environment through respect, collaboration, and open communication. We also aim to treat all individuals with respect and dignity and to provide all our employees with equal opportunity and fair treatment based on merit.

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

We have focused much of our attention recently on EluPro, which was cleared for marketing by the U.S. Food and Drug Administration (“FDA”) in June 2024 and was indicated for use with implantable electronic devices including cardiac and neurostimulator devices. On October 1, 2025, we completed the sale of all of our assets related to its business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing cardiac implantable electronic device (“CIED”) products, including its CanGaroo, CanGaroo RM, EluPro and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). Consequently, our future results now depend on the success of our Women’s Health and Cardiovascular businesses. There can be no guarantee, however, that we will be able to increase the sales or profitability of the remaining businesses sufficiently to replace or exceed the financial contribution, or potential financial contribution, from the sold CIED Business.

Elutia’s current strategy principally focuses on applying the Company’s drug-eluting biologics platform to advance NXT-41x, a biomatrix that seeks to improve the interaction between implanted medical devices and patients by reducing complications associated with surgery, including infection, migration, erosion, implant rejection, and fibrosis. We believe the development, commercialization and marketing efforts with respect to NXT-41x will require significant investments in time and resources. Although the sale of the CIED Business has resulted in significant cash net proceeds to the Company, there can be no assurance that these resources, or other resources we may raise or have access to in the future, will be sufficient to make the necessary investments in order to develop and commercially exploit NXT-41x, or that if made, such investments will yield the results sought.

Moreover, there is no guarantee that the FDA approvals we may seek will be granted on a timely basis, or at all, or that other actions or approvals are not required.

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

We have incurred operating losses and may continue to do so in the near-term, and we cannot assure that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2025 and 2024, we had losses from continuing operations of $26.9 million and $30.7 million, respectively. We expect our losses to continue for the foreseeable future, and these losses will continue to have an adverse effect on our financial position. Our ability to achieve profitability will depend on our ability to generate sales from existing or new products sufficient to exceed our ongoing operating expenses and capital requirements. Because of the numerous risks and uncertainties affecting product sales and our ongoing commercialization and product development efforts, we are unable to predict with any certainty whether we will be able to increase sales of our products or the timing or amount of ongoing expenditures we will be required to incur. Sales of our products, as well as meaningful reductions, suspensions or discontinuations of such sales, may not offset our operating expenses. As a result, we expect to continue to incur operating losses in the future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows, negatively affect the value of our securities and our ability to raise capital and continue operations.

We face significant litigation related to our FiberCel and Viable Bone Matrix recalls and have no more insurance coverage on the FiberCel recall.

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

We have been named in multiple lawsuits alleging that the plaintiffs contracted tuberculosis and are suffering substantial adverse symptoms following the implantation of FiberCel or VBM during spinal fusion or other operations, which are described in further detail in Part I, Item 3, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report. As discussed below under “We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance”, we have recorded a total estimated contingent liability of $11.2 million related to the resolution of all FiberCel and VBM lawsuits, comprised of $6.8 million for FiberCel and $4.4 million for VBM as of December 31, 2025.  While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates and such differences may be material. In addition, this contingent liability excludes the future costs to defend against the lawsuits and claims.

As of December 31, 2025, insurance remains available to cover the cost of the VBM liability and related defense costs. However, conversely, we have no more insurance to cover the cost of the FiberCel liability and the related defense costs as of December 31, 2025. Because we have exhausted our insurance coverage for this matter, the entire contingent liability for FiberCel Recall product liability losses is our financial responsibility. The satisfaction of this obligation and the future costs incurred are expected to have a material adverse effect on our cash flow, results of operations, financial position and prospects.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, investigating and marketing of medical devices and human and animal tissue products. For example, within our recently divested Orthobiologics Business, in June 2021, the FiberCel Recall occurred and in July 2023, the VBM Recall occurred. Since September 2021, we have received notice of 110 separate lawsuits or claims related to the FiberCel Recall alleging that the plaintiffs contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during spinal fusion operations.  As of December 31, 2025, five unsettled lawsuits or claims related to the FiberCel Recall and 11 unsettled lawsuits and claims related to the VBM Recall remain outstanding. These lawsuits and claims are described in further detail in See Part II, Item 1, “Legal Proceedings” and Note 17 to the consolidated financial statements included elsewhere in this Annual Report.

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

Additionally, we may be subject to product liability claims, proceedings and lawsuits, even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians and other healthcare providers to use our products properly and correctly. If these physicians or other healthcare providers are not properly trained or are negligent in using our products, the capabilities of our products may be diminished, or the patient may suffer critical injury. In addition, we may be subject to product liability claims, as well as a number of other risks, as a result of physicians and other healthcare providers using our products “off-label.” See the risk factor entitled “The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business” included in this Annual Report.

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

Our product liability insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance.  As of December 31, 2025, we have exhausted our insurance coverage for the FiberCel Recall product liability losses, meaning the remaining contingent liability estimated at $6.8 million at December 31, 2025 is entirely our financial responsibility. As of December 31, 2025, we have recorded insurance receivables of $4.8 million on our balance sheet as a loss recovery resulting from our insurance coverage for the VBM Recall.

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

Our future capital needs are uncertain, and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

Our future capital needs are uncertain and, as such, we may seek to raise additional capital through equity offerings, debt financings, collaborations or other arrangements to finance our ongoing operations, including our efforts to develop, commercialize and market NXT-41 and NXT-41x , our next-generation biologic scaffolds combined with local antibiotic delivery, or as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future. Any future funding requirements will depend on many factors, including, among other things:

●	the cost of our research and development activities and the cost of commercializing new products or technologies;
●	our ability to commercialize, market and sell our anticipated future products;
●	continued patient, physician and market acceptance of our current products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the costs of defending against or damages payable (to the extent above the applicable insurance coverage), for example, in connection with lawsuits and claims involving the FiberCel Recall or VBM Recall;
●	the cost and timing of additional regulatory approvals or certifications;
●	costs associated with any product recall;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the costs of developing and commercializing new products or technologies;
●	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company; and
●	unanticipated general, legal and administrative expenses.

In addition, our operating plan may change as a result of a number of factors, including those set forth above and other factors currently unknown to us, and we may need additional funds sooner than anticipated. Any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds by selling additional shares of our common stock or other securities convertible (directly or indirectly) into or exercisable or exchangeable for shares of our common stock, the issuance of such securities will result in dilution to our stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible into or exercisable or exchangeable for shares of our common stock, in future transactions may be higher or lower than the price per share paid by you. Furthermore, investors purchasing any securities we may issue in the future may have rights superior to your rights as a holder of our common stock.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including any recession, economic slowdown or disruption of credit markets. During the year ended December 31, 2025, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth, government shutdowns and geopolitical uncertainty. These events, and any financial crisis that may occur in the future, could make it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. As a result, hospitals and healthcare systems may curtail and reduce capital and overall spending, which may have a significant adverse effect on our business.

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

If we are not successful in expanding our indications and developing, acquiring and commercializing new products and product enhancements, our ability to increase our net sales may be impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our research and development efforts may require a substantial investment of time and resources before we are able to determine the commercial viability of a new product, technology or other innovation.

Even if we are successful in obtaining the required regulatory clearance, there can be no assurances that we will be able to achieve market acceptance or that we will be able to realize the intended benefits from commercializing this product candidate.  In order for Elutia to capitalize on such clearance, we will have to invest time and resources into commercializing and marketing this product candidate in order to increase its sales and market penetration, and to leverage our drug-eluting bioenvelope technology into potential adjacent applications.  These efforts will require significant investments.  There can be no guarantee that Elutia will have or be able to obtain sufficient resources to make the necessary investments, or that if made, such investments will yield the results sought.

Even if we are able to successfully develop and commercialize new product offerings or enhancements, they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features and/or otherwise not produce sales in excess of the costs of development, any of which could also materially and adversely affect our business, financial condition and results of operations. Furthermore, to the extent we seek to enhance our products and broaden our product portfolio through acquisitions or other commercial transactions, we will be subject to additional risks. See other risk factor entitled “— We regularly evaluate opportunities to make acquisitions of, investments in, and licenses or other commercial arrangements involving, other companies or technologies, and to enter into other strategic transactions. These transactions entail significant risks.”

We may not realize all of the potential consideration associated with the sale of our Orthobiologics Business.

On November 8, 2023, we completed the sale of the assets of our former Orthobiologics Business to Berkeley. In the sale, we received $14.6 million, and we may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after the closing of the transaction. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia.

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

We obtain some of our raw materials from a limited group of suppliers and, for reasons of quality assurance, cost-effectiveness, availability or constraints resulting from regulatory requirements, we rely on a single supplier, Cook, to source the SIS ECM biomaterial used to manufacture our Cardiovascular products. Additionally, with the sale of our Orthobiologics Business in November 2023 to Berkeley, we no longer operate our former Richmond, California human tissue processing and distribution facility; however, we continue to have contract manufacturing relationship with Berkeley under which we receive SimpliDerm. At present, Berkeley is our single source of supply for SimpliDerm.

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

Our net sales are generated through independent sales agents, which subjects us to various risks.

We currently rely on the efforts of our independent sales agents to generate our Women’s Health and Cardiovascular sales, and we expect to continue to rely on these third parties to generate these sales in the future. Because our independent sales agents control the relationships with our end customers, if our relationship with any independent sales agent ends, we will likely also lose our relationship with their customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representatives and other employees of our independent sales agents to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our independent sales agents do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with a partner. Because we do not control the sales representatives and other employees of our independent sales agents, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we do not have staff in many of the areas covered by our independent sales agents, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our independent sales agents, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our independent sales agents that are beyond our control could adversely impact sales in that territory or result in harm to the reputation of the Company or our products or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our independent sales agents would make it difficult for us to replace an independent sales agent we believe is underperforming.

In order to increase our sales, we intend to develop relationships and arrangements with additional independent sales agents, which we may not be able to do on commercially reasonable terms or at all. If we are unable to establish new independent sales agent relationships and maintain our relationships with our existing independent sales agents, in each case, on commercially reasonable terms, we will be unable to maintain or increase sales of our commercial products, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

Our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products.

We focus our sales, marketing and training efforts on physicians, surgeons and other healthcare professionals. The acceptance of our products depends in part on our ability to educate these individuals as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies. We support our sales force through in-person and online educational programs, among other things. We also produce and distribute marketing and educational materials, including materials outlining our products, for our sales teams using printed, video and multimedia formats. However, our efforts to educate physicians, surgeons and other healthcare professionals regarding our products may not be successful, particularly in markets where we rely exclusively on the efforts of our independent sales agents. If we do not adequately educate physicians, surgeons and other healthcare professionals about our products, as well as any adverse events involving these products, our products may not gain or maintain market acceptance, which may adversely affect our business, financial condition and results of operations.

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

We conduct a variety of pre-clinical and clinical studies, comparative effectiveness studies and economic and other studies of our products in an effort to generate clinical and real-world outcomes and cost effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. If a clinical study conducted by us or a third party fails to demonstrate statistically significant results supporting performance, use benefits or compelling health or economic outcomes from using our products, physicians may elect not to use our products. Furthermore, in the event of an adverse clinical study outcome, our products may not achieve “standard-of-care” status, where they exist, for the conditions in question, which could deter the adoption of our products. Also, if serious adverse events are reported during the conduct of a study, it could affect continuation of the study, product approval, certification or clearance and product adoption. In addition, U.S. and foreign regulatory authorities routinely conduct audits of clinical studies and such audits may result in adverse regulatory actions. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payors could refuse to cover procedures using our products, limit the manner in which they cover our products or reduce the price they are willing to pay or reimburse for procedures using our products. Any of these events could have a negative impact on market acceptance of procedures using our products and their profitability, which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in highly competitive markets that are characterized by intense competition, subject to rapid change and significantly affected by new product introductions, technological advancements and other market activities of industry participants. Our competitors have historically dedicated, and will continue to dedicate, significant resources to promoting their products and to developing new products that compete with ours. Customers in our target markets consider many factors when selecting a product, including product efficacy, ease of use, price, availability of payor coverage and adequate third-party reimbursement for procedures using the product, customer support services for technical-, clinical- and reimbursement-related matters and customer preference for, and loyalty to, particular products or a particular manufacturer. We expect competition to remain intense as competitors introduce additional competing products and enhancements to their existing products, and continue expanding into geographic markets where we currently operate or plan to expand. Product introductions or enhancements by competitors, which may have advanced technology, better features or lower pricing, may make our products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to develop and commercialize new products and enhancements to our existing products, deliver cost-effective clinical outcomes, manage our costs and expand our geographic reach. In addition, digital technologies, including artificial intelligence (“AI”) and machine learning capabilities, have and may continue to increase in their applicability and importance to various aspects of our business, operating and competitive environments, research and development pipeline and product portfolio. We believe we will need to develop new and enhanced digital capabilities and competencies in order to remain competitive.

Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, sales, distribution and other resources than we do, which may prevent us from achieving significant market penetration or improved operating results. Certain competitors’ products, such as competitors of SimpliDerm, are subject to a simpler reimbursement process than our products are. Competitors may also be able to leverage their market share and other resources to set prices at a level below that which is profitable for us. These companies may also enjoy other competitive advantages, including, without limitation:

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable, timely and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, delays, damage or destruction of any of our products, it would be costly to replace these products in a timely manner, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, terrorism, civil or political unrest, equipment malfunctions or other service interruptions affecting the delivery services we use, would impair our ability to process orders for our products on a timely basis or at all, which could have a material adverse effect on our business, financial condition and results of operations.

If our research and development facility is damaged or becomes inoperable, we will be unable to continue to research and develop our product candidates and delays in our product development could result in an adverse effect on our business.

All of our research and development for our new products and product candidates takes place at our facility in Gaithersburg, Maryland. We do not have redundant facilities. Disruption to our Gaithersburg, Maryland facility could arise for a variety of reasons, including technical, labor or other difficulties, equipment malfunction, contamination, the failure of our employees to follow specific protocols and procedures, the destruction of, or damage to, our facility (as a result of a natural or man-made disaster, including, but not limited to, a tornado, flood, fire, power outage or other event, or as a result of political or civil unrest, terrorist act or act of war or otherwise), quality control issues or other reasons. Any disruption in our facility as a result of any of the above could impair our product development and commercialization efforts and result in lost sales, lost customers and harm to our reputation, any of which would negatively impact our growth prospects and profitability and have a material adverse effect on our business, financial condition and results of operations. In addition, certain of these events, such as natural or man-made disasters, or damage to our facilities caused by civil or political unrest, terrorist acts, or otherwise, would cause us to incur additional losses, including the time and expense required to repair and/or replace our equipment. Our insurance for damage to our property and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

While we must maintain sufficient inventory levels to operate our business successfully and meet customer demand for our products, we must be careful to avoid amassing excess inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our products. Demand for our products can change, and has changed rapidly and unexpectedly, including during the time when raw materials are ordered from our suppliers and the finished product is offered for sale. Our ability to accurately forecast demand for our products could be negatively affected by a number of factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions, reimbursement or regulatory matters and weakening of economic conditions. Inventory levels that exceed the demand for our products may result in inventory write-downs or write-offs, which would adversely affect our gross margins.  Conversely, if we underestimate demand for our products, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us or at all, and suppliers or our third-party manufacturer may not be able to allocate sufficient capacity in order to meet our increased requirements. As a result, we may not be able to meet customer demand for our products, resulting in lost sales and potential damage to our reputation and customer relationships, any of which would adversely affect our business, financial condition and results of operations.

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

The healthcare industry in the United States has experienced a trend toward cost containment as government and private payors seek to control healthcare costs by paying service providers lower rates. While it is expected that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce payment levels. Private payors frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payors are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. As a result of these programs, and related payor efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our products profitably if third-party payors deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payors to hospitals could adversely impact our ability to market and sell our products and negatively affect our financial performance.

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

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Quality and safety issues may occur with respect to any of our products, and our future operating results will depend on our ability to maintain an effective quality control system and effectively train and manage our workforce with respect to our quality system. The development, manufacture and control of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA. Compliance with these regulatory requirements, including but not limited to the FDA’s Quality Management System Regulation (“QMSR”), current Good Manufacturing Practices (“GMPs”) and adverse events/recall reporting requirements in the United States and other applicable regulations worldwide, is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we fail to comply with our reporting obligations, the FDA or other regulatory authority could take action, including issuance of warning letters and/or untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in the clearance of future products.

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

If our products do not function as designed, or are designed improperly, we or the third-party manufacturer of such products may withdraw such products from the market, whether by choice or as a result of regulatory requirements. We had two recalls in products formerly distributed through our divested Orthobiologics Business – one in June 2021 and one in July 2023. These recalls had negative effects on our business, financial condition and results of operations and resulted in a number of lawsuits filed against us as discussed under the risk factor“We face significant litigation related to our FiberCel and Viable Bone Matrix recalls, and have no more insurance coverage on the FiberCel recall” included in this Annual Report. Any product recall we or a third-party manufacturer may conduct in the future, whether voluntary or required, could also have a negative impact on our business, financial condition and results of operations, and this effect may be material.

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

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or other period should not be relied upon as an indication of our future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly and annual results include, among other things:

●	the timing of medical procedures using our products;
●	the announcement or introduction of new products by our competitors;
●	failure of government health benefit programs and private health plans to cover our products or to timely and adequately reimburse the users of our products;
●	the rate of reimbursement for procedures using our products by government and private insurers;
●	whether our products are granted pass-through reimbursement status or included in the “bundled” reimbursement structure;
●	changes in purchasing patterns by our commercial partners or customers, or the loss of any significant customer or group of customers;
●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
●	changes in, or enactment of, new laws or regulations promulgated by federal, state or local governments;
●	changes in our supply or manufacturing costs;

●	cost containment initiatives or policies developed by government and commercial payors that create financial incentives for not using our products;
●	our inability to demonstrate that our products are cost-effective or superior to competing products;
●	our ability to develop new products;
●	the degree of competition in our industry and any changes in the competitive landscape;
●	discovery of product defects during the manufacturing process;
●	initiation of a government investigation into potential non-compliance with laws or regulations, or the initiation of a voluntary or involuntary recall with respect to one or more of our products;
●	sanctions imposed by federal or state governments due to non-compliance with laws or regulations;
●	general global economic conditions and political instability, such as the military conflicts in the Middle East and between Russia and Ukraine; and
●	economic conditions specific to the healthcare industry.

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

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally protected health information, credit card, and other financial information, insurance information and other potentially personally identifiable information on information technology (“IT”) systems, some of which are managed by third parties. We also store sensitive intellectual property and other proprietary business information. Regardless of any precautions we may take, our IT and infrastructure, and that of our technology partners, vendors and providers, may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, credential theft, employee theft, misuse or other malfeasance, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization or exploitation of vulnerabilities in third-party software and systems.

Attacks upon IT systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to unauthorized access to or acquisition of personal information, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information.  Cyberattacks and the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems are diverse and constantly evolving, especially given the advances in, and the rise of the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting, and successfully defending against them, and may be more difficult to detect, mitigate and implement adequate preventative measures, including as threat actors use artificial intelligence and other advanced tools to enhance attacks and impersonation tactics. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any breakdowns or breaches of our systems, or resulting access, disclosure, or other loss of information, could significantly disrupt our business and result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, any of which could have a material and adverse effect on our business, financial condition and results of operations.

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

Despite our security measures, there can be no assurance that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, or any resulting unauthorized access to, or disclosure and use of, non-public or other legally protected information. Our general liability and cybersecurity insurance coverage may not cover all claims, continue to be available to us on reasonable terms or be sufficient in amount to cover one or more large claims. Additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, operating results and financial condition.

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

Our officers, employees, independent contractors, principal investigators, consultants and independent sales agents may engage in misconduct or activities that are improper under other laws and regulations, which would create liability for us.

We are exposed to the risk that our officers, employees, independent contractors (including contract research organizations (“CROs”)), principal investigators, consultants and independent sales agents may engage in fraudulent conduct or other illegal activity and/or may fail to disclose unauthorized activities to us. Misconduct by these parties could include, but is not limited to, intentional, reckless and/or negligent failures to comply with the laws and regulations of the FDA and its foreign counterparts, including, but not limited to, those relating to the manufacture, processing, packing, holding, investigating or distributing in commerce of medical devices, biological products and/or HCT/Ps, requiring the reporting of true, complete and accurate information to such regulatory bodies (including any safety problems associated with the use of our products), and relating to the conduct of clinical studies and the protection of human research subject.

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

After partial utilization in connection with our 2025 income, we have remaining net operating losses and other tax attributes, including net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $118.6 million and state NOLs of approximately $42.4 million as of December 31, 2025. If not utilized, $6.6 million of our NOLs will begin to expire for federal income tax purposes beginning in 2038, and our state NOLs will expire beginning in 2031. Our ability to utilize our federal NOLs will depend on our future income, and there is a risk that our NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax, could materially impact our effective tax rate. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law.

New lines of business and new products and services may subject us to additional risks.

From time to time, we may implement or acquire new lines of business or introduce new products and services within our existing business lines. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and commercializing new lines of business and new products and services, we may invest a significant amount of time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, lack of market acceptance and shifting market preferences, may also affect the successful implementation of a new line of business or a new product or service. Failure to successfully plan for and manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

We may from time to time evaluate opportunities to make acquisitions of, investments in, and licenses or other commercial arrangements involving, other companies or technologies, and to enter into other strategic transactions. These transactions entail significant risks.

Our success depends, in part, on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, although we have no current commitments with respect to any acquisition or investment, we may from time to time review potential acquisitions of investments in, and licenses or other commercial arrangements involving, complementary businesses, products or technologies instead of developing them ourselves. In addition, in regularly evaluating our financial and operating performance, we may decide to sell one or more of our product lines or another portion of our business as we did with our Orthobiologics Business and our CIED Business. Opportunities to engage in these transactions may not be readily available to us at commercially reasonable prices, on other terms acceptable to us or at all. Even if such opportunities are available, these transactions involve significant risks. In connection with one or more of these transactions, we may:

●	issue additional equity securities that would dilute the value of your investment in us;
●	use cash that we may need in the future to operate our business;
●	incur debt that could have terms unfavorable to us or that we might be unable to repay;
●	structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;
●	incur higher than expected acquisition or integration costs;
●	incur asset or goodwill impairment, contingencies or other acquisition-related charges, or unforeseen costs, expenditures and risks;

●	be unable to realize the anticipated benefits, such as increased revenues, cost savings or synergies from additional sales of existing or newly acquired products;
●	experience dis-synergies in shared functions following a divestment of any portion of our business;
●	be unable to successfully integrate, operate, maintain and manage any newly acquired operations;
●	divert management’s attention from the existing business to integrate, operate, maintain and manage any newly acquired operations and personnel, or to manage the complexities involved in separating divested operations, services, products and personnel;
●	be unable to secure the services of key employees related to an acquisition or, in the case of a divestiture, lose one or more of our key employees;
●	face increased scrutiny and review of our company and operations from government and other regulatory authorities; and
●	otherwise, be unable to succeed in the marketplace with the acquisition.

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

Before we can market or sell a new medical device or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) or approval of an application for premarket approval, or PMA, unless an exemption applies. In the United States, we have obtained 510(k) premarket clearance from the FDA to market our VasCure, ProxiCor and Tyke products. In the 510(k) premarket clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support a finding of substantial equivalence. Under certain conditions, a medical device is required to be approved under a PMA before it may be legally marketed. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, nonclinical, clinical study, manufacturing and labeling data.

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

Our ability to develop and gain approval for medical products is subject to potential challenges stemming from regulatory changes, particularly those initiated by the FDA and other authorities. The FDA may alter its clearance policies, introduce new regulations, or modify existing ones, possibly causing delays in the approval of our upcoming products or hindering our ability to make timely adjustments to currently cleared products. These changes in policy or regulations may impose additional requirements, potentially leading to delays in obtaining new clearances, increased compliance costs, or limitations on maintaining current product clearances. It is important to note that the FDA and other regulatory bodies may alter their policies, and new government regulations may emerge, further complicating the regulatory landscape.

The unpredictability of the likelihood, nature, and scope of future government regulations, both in the United States and internationally, adds an additional layer of uncertainty. Failure to promptly adapt to changing requirements or maintain regulatory compliance could result in the loss of marketing approval for our products.

Our HCT/P product is subject to extensive government regulation, and our failure to comply with these requirements could cause our business to suffer.

In the United States, we sell SimpliDerm, a human tissue-derived allograft, termed HCT/P by the FDA. Certain HCT/Ps fall under Section 361 of the Public Health Service Act (“PHSA”) and are known as "Section 361 HCT/Ps." These products, meeting specific criteria like "minimally manipulated" and intended for "homologous use," do not require 510(k) clearance, PMA approval, or Biologics License Applications (“BLAs”) before marketing. Our HCT/Ps are believed to be regulated solely under Section 361, and we have not sought 510(k) clearance, PMA approval, or BLA licensure. However, the FDA could disagree, potentially requiring us to cease marketing or recall products pending proper authorization. For example, FDA may decide that certain uses of SimpliDerm may not be considered HCT/Ps in specific breast reconstruction procedures, necessitating clinical studies and potential PMA approval. HCT/Ps are subject to donor eligibility, screening, Good Tissue Practices, labeling, and post-market reporting requirements. Failure to comply may result in FDA enforcement actions, including warning letters, fines, injunctions, recalls, seizures, and, in severe cases, criminal penalties.

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

SimpliDerm is the only current product covered by issued patents. We rely on unpatented trade secrets and know-how for several of our current products to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect and enforce against third parties. Accordingly, we cannot be certain that these intellectual property rights will provide us with adequate protection or enable us to prevent third parties from developing or commercializing competitive products.

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

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any lawsuits that we initiate and damages or other remedies awarded, if we were to prevail, may not be commercially meaningful.

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

We rely, in part, upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, consultants, independent sales agents, collaborators and third-party vendors. We also seek to enter into agreements with our employees and consultants that obligate them to assign any inventions created during their work for us to us and have non-compete agreements with some, but not all, of our consultants. However, we may not obtain these agreements in all circumstances and the assignment of intellectual property under such agreements may not be self-executing. If the employees, consultants or collaborators that are parties to these agreements breach or violate their respective terms, we may not have adequate remedies for any such breach or violation. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors. Any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our collaborators or licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our collaborators or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid and enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Our commercial success will depend in part on not infringing, misappropriating or otherwise violating the patents or other proprietary rights of third parties. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, which will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product sales and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, we expect competitors may claim that one or more of our products infringe, misappropriate or otherwise violate their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation may increase the risk of business resources and management’s attention being diverted to patent litigation. We may in the future receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.

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

Any lawsuits resulting from such allegations could subject us to significant liability for damages and/or invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop making, selling or using products or technologies that allegedly infringe, misappropriate or otherwise violate the asserted intellectual property;
●	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
●	incur significant legal expenses;
●	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, misappropriating or otherwise violating;
●	pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing, misappropriating or otherwise violating;
●	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.

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

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants, independent sales agents and other third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, it could have a material and adverse effect on our business, financial condition and results of operations.

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Amendments, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be materially harmed.

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

We are a party to license agreements under which we are granted rights to intellectual property that is important to our business, and we may need to enter into additional license agreements in the future. We rely on these licenses in order to be able to use and sell various proprietary technologies that are material to our business, as well as technologies we intend to use in our future commercial activities. For example, we expect that we will be dependent on our licensing arrangements with Cook, relating to our Cardiovascular products. Our rights to use these technologies and the inventions claimed in the licensed patents are subject to the continuation of and our compliance with the terms of those license agreements. Our existing license agreements impose, and we expect that future license agreements will also impose on us, various diligence obligations, milestone payments, royalties and other obligations. If we fail to comply with our obligations under these agreements, or if we are subject to a bankruptcy proceeding, the licensor may have the right to terminate the license, in which case we would not be able to market products covered by the license, which would adversely affect our business, financial condition and results of operations.

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

Licensing of intellectual property is an important part of our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property that is subject to a license agreement, including, with respect to, among other things:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether our licensor had the right to grant the rights granted to us under the license agreement;
●	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property of the licensor that is not subject to the license agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our involvement in the prosecution and enforcement of the licensed patents and our licensor’s overall patent enforcement strategy;
●	our diligence obligations with respect to the use of licensed technology in relation to our development and commercialization of our products and technologies, and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the amounts of royalties, milestones or other payments due under the license agreement.

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

In addition, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

We may not be able to maintain a listing of our Class A common stock on the Nasdaq Capital Market.

Because our Class A common stock is listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. On November 7, 2025, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock (the “Common Stock”) was below $1.00 per share, which is the minimum closing bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

On December 23, 2025, we received a written notice from the Staff, indicating that we were not in compliance with the continued listing requirement set forth in Nasdaq Listing Rule 5550(b)(2), which requires listed companies to maintain a minimum market value of listed securities of at least $35 million (the “MVLS Requirement”).

On February 5, 2026, we received a letter from Nasdaq, confirming that the Staff determined that we had regained compliance with the MVLS Requirement. On March 2, 2026, we received a letter from Nasdaq, confirming that the Staff determined that we had regained compliance with the Minimum Bid Price Requirement. Although we have regained compliance with the Minimum Bid Price Requirement and the MVLS Requirement, there can be no assurance that we will be able to maintain compliance with these and any other Nasdaq continued listing requirements.

If we fail to meet any Nasdaq listing requirements in the future, our Common Stock may be subject to delisting. A delisting of our Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In the event our Common Stock is delisted from Nasdaq, the delisting of our Common Stock could significantly impair our ability to raise capital and stockholder value.

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

The market price of our Class A common stock is likely to be highly volatile and may fluctuate substantially due to a variety of factors, many of which are outside of our control, including, among other things:

●	our ability to successfully develop, commercialize and market additional product offerings, including NXT-41 and NXT-41x;
●	our ability to obtain regulatory or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates, including NXT-41 and NXT-41x, on a timely basis, or at all;
●	the volume and timing of sales of our products;
●	the introduction of new products or product enhancements by us or others in our industry;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
●	product liability claims, other litigation or regulatory investigations;
●	annual or quarterly variations in our results of operations or those of others in our industry, or results of operations that otherwise vary from those expected by securities analysts and investors;
●	publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
●	announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
●	additions or departures of key management personnel;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
●	the development and sustainability of an active trading market for our Class A common stock;
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
●	other factors discussed in this Part I, Item 1A. “Risk Factors” of our Annual Report.

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

The listing of our common stock on the Nasdaq is subject to a number of conditions, including that the total market value of the Company’s listed securities remain at or above a certain level. In the past, the Company has not maintained that required level and has been at risk of its common stock being delisted by Nasdaq.  Although the Company was able to regain compliance with the rule and avoid having its common stock delisted, there is no guarantee that, in view of the volatility of the Company’s stock and other factors, the Company might not run afoul of the market value listing condition or other similar listing conditions in the future. The delisting of the Company’s common stock would have a material adverse effect on the liquidity of the common stock, and could have a material adverse effect on its price. Moreover, the threat of delisting could have similar consequences.

You may be diluted by the future issuance of additional common stock in connection with any future public or private offerings of our securities, our incentive plans, acquisitions or otherwise.

As of December 31, 2025, we had 157,215,152 shares of Class A common stock authorized but unissued and 20,000,000 shares of Class B common stock authorized but unissued. We are authorized under our certificate of incorporation to issue these shares of common stock and other securities convertible into or exercisable or exchangeable for shares of our common stock for consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2025, we had a total of 3,297,941 shares of our Class A common stock issuable upon the exercise of outstanding options under our 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) and our Amended and Restated 2020 Incentive Award Plan (the “2020 Plan”) at a weighted average exercise price of  $4.75 per share, 2,195,285 of which were vested as of such date, 726,805 shares of Class A common stock issuable upon the settlement of RSUs granted under our 2020 Plan to several of our executive officers, employees and consultants, 1,597,158 additional shares of our Class A common stock reserved for future issuance under our 2020 Plan, not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 Plan pursuant to provisions in the 2020 Plan that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder, and 763,965 shares of our Class A common stock available for future issuance under our 2020 Employee Stock Purchase Plan (the “2020 ESPP”), not including the additional shares of Class A common stock that will be reserved for future issuance under our 2020 ESPP pursuant to provisions in the 2020 ESPP that automatically increase the number of shares of our Class A common stock reserved for future issuance thereunder. Additionally, as of December 31, 2025, we had total warrants outstanding of 4,716,295 to purchase our Class A common stock comprised of up to 187,969 warrants issued to the lender under the SWK Loan Facility and 4,528,326 warrants issued to investors in our September 2023 Class A common stock private placement or June 2024 and February 2025 Class A common stock registered direct offerings. Any additional shares of common stock that we issue, including under our 2020 Plan, 2020 ESPP or other equity incentive plans that we may adopt in the future, or as a result of any exercise of outstanding warrants, would dilute the percentage ownership and voting power held by investors who purchase our common stock. In the future, we may also issue additional securities if we need to raise capital to finance our ongoing operations, including our efforts to develop, commercialize and market NXT-41x, or in connection with acquisitions or other strategic investments, which securities could constitute a material portion of our then-outstanding shares of our common stock.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Although we ceased to be an “emerging growth company,” as defined in the JOBS Act on December 31, 2025,  we remain a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. Smaller reporting companies may take advantage of certain exemptions from various reporting requirements that are applicable to other publicly-traded entities that are  smaller reporting companies, including (1) the option to present only two years of audited financial statements, (2) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provided we do not qualify as an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if our annual revenue was $100 million or more during our most recently completed fiscal year and the market value of our common equity held by non-affiliates is $75 million or more as of the last business day of our most recently completed second fiscal quarter, and only after we have been subject to the reporting requirements of the Exchange Act for a period of at least 12 calendar months and (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to take advantage of certain of these reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in the future. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests. We may also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We will remain a smaller reporting company until such time as (i) we determine that the market value of the voting and non-voting shares held by non-affiliates is $250 million or more but less than $700 million as of the last business day of our second fiscal quarter and our annual revenues are $100 million or more during our most recently completed fiscal year, or (ii) the market value of the voting and non-voting shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices. Failure to comply may result in delisting of our common stock, government penalties or other materially adverse consequences.

As a public company, and particularly as we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, which has and we expect will continue to divert their attention away from our core business operations and revenue-producing activities. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which requires us to incur substantially higher costs to obtain the same or similar coverage or accept reduced policy limits and coverage, which in turn could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors and as our executive officers.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because we, along with other medical device companies, have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing, implementing and maintaining effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, as we are no longer an emerging growth company, if we in the future qualify as an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act, we will be required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm.

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

The trading market for our Class A common stock will be influenced by research and reports that industry or securities analysts publish about us and our business. We do not control these analysts. We may be slow to attract research coverage and the analysts, who publish information about our Class A common stock, may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If no or few securities or industry analysts provide coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our financial performance, our stock price or otherwise, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

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

Board Oversight of Cyber Risk

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee, comprised solely of independent directors. The Audit Committee reviews and discusses our cybersecurity risks and threats and provides advice and guidance on the adequacy of the Company’s initiatives on, among other things, cybersecurity risk management. Periodic updates are provided to the Audit Committee on, among other things, our cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. We also engage third parties to periodically evaluate and audit aspects of our information security programs, including conducting vulnerability assessments and penetration testing. These partnerships enable us to leverage specialized knowledge and insights, with the goal of ensuring our cybersecurity strategies and processes remain current. The results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.

We face a number of cybersecurity risks in connection with our business. Due to evolving cybersecurity threats, it has been and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. We may also rely on information technology and third-party vendors to support our operations, including to collect and store sensitive data. Despite ongoing efforts toward continued improvement of our ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, and statutory penalties, among other consequences.

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

Item 2.      Properties.

Our principal executive office at December 31, 2025 is in Gaithersburg, Maryland, where we lease 26,598 square feet of office, manufacturing and laboratory space under a lease that expires in January 2036 with early termination dates in 2029 and 2033. We also lease 2,391 square feet for administrative space in San Diego, California that expires in June 2028. We believe that our facilities are sufficient to meet our current and future business needs.

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

Stockholders

As of March 4, 2026, there were approximately 27 holders of record of our Class A common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Equity Compensation Plans

The information required by Item 5 regarding equity compensation plans is incorporated herein by reference to Part III, Item 12, in this Annual Report.

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

Overview

At Elutia, our mission is to humanize medicine so that patients can thrive without compromise. We develop proprietary drug-eluting biomatrix products for use in surgical reconstruction and related applications.  These products are designed to improve the interaction between implanted medical devices and patients. Our focus is on addressing unmet medical needs and reducing complications associated with surgery, including infection, migration, erosion, implant rejection, and fibrosis. Our operations span research and development through the commercial distribution of biologic matrix products used in plastic and reconstructive surgery.

We have applied these capabilities to develop and commercialize products for specific surgical applications. As more fully described below, on October 1, 2025, we divested one such product family through the sale of substantially all of the assets related to our business of developing, commercializing, manufacturing, selling and marketing our cardiac implantable electronic device (“CIED”) products, EluPro™ and CanGaroo®, to Boston Scientific Corporation (“BSC”) and Cardiac Pacemakers Inc (“CPI”) for an aggregate purchase price of up to $88.0 million in cash. EluPro was the first antibiotic-eluting biologic matrix envelope for use with CIEDs. This transaction reflects the technical and commercial value of solutions developed using our biologic matrices and local drug delivery capabilities.

Following the sale of the CIED business, we are focused on advancing our drug-eluting biomatrix (“DEB”) platform. This platform builds on our biologic matrix and local drug delivery capabilities to address complications that lead to poor outcomes in reconstructive procedures and surgical repair. EluPro demonstrated the commercial potential of combining a biologic scaffold with antibiotic drug delivery to reduce device-related complications. We believe the same foundational technology can be applied to reconstructive and soft tissue repair markets where biologic matrix products are widely used, but where outcomes remain suboptimal due to complications such as infection, inflammation, and fibrosis.

The clinical and economic need in the reconstructive and soft tissue repair markets is substantial, reflecting both the volume of reconstructive surgery and the persistence of high complication rates. For example, in implant-based breast reconstruction and complex abdominal wall repair, infection rates approximate 15% to 20%, leading to frequent reoperations and hospital readmissions. Each year, in the United States, there are approximately 163,000 post-mastectomy breast reconstruction procedures, and roughly one in three experiences a serious complication such as infection, capsular contracture, or implant loss. We believe biologic matrices represent an estimated $1.5 billion U.S. market opportunity and account for more than 60% of reconstruction spending, yet meaningful innovation has been limited and significant unmet medical need remains.

Our lead development programs comprise NXT-41, a next-generation biologic matrix, and NXT-41x, which builds on the NXT-41 matrix by incorporating local antibiotic delivery. NXT-41 is an advanced biomatrix designed to provide consistent handling and incorporation while enabling scalable manufacturing. In NXT-41x, antibiotics are incorporated into the matrix and released locally over extended periods, offering broad-spectrum antimicrobial protection against common causes of post-surgical infection.

Elutia continues to market and sell its proprietary biologic matrix products, including SimpliDerm®, a human acellular dermal matrix (“hADM”) used in soft tissue reconstruction, and its cardiovascular repair portfolio, comprising ProxiCor, VasCure, and Tyke. SimpliDerm is the primary commercial product in our Women’s Health segment, and the cardiovascular products reside in our Cardiovascular segment. These products are sold directly to healthcare facilities through independent sales agents.

As part of our current commercial product portfolio, SimpliDerm supports our commercial presence in plastic and reconstructive surgery. It provides operational and market insight relevant to the advancement of our drug-eluting biomatrix development programs and strengthens our commercial channel with reconstructive and plastic surgeons, who routinely use biologic matrices in surgical reconstruction. Our NXT-41x development program is initially intended for use in reconstructive applications, and SimpliDerm supports the development of surgeon relationships, experience, and organizational capabilities relevant to the potential introduction of our next-generation biologic drug-eluting technologies

SimpliDerm was historically processed at our former Richmond, California facility, which was included in the divestiture of the Orthobiologics Business in 2023. SimpliDerm is now supplied to Elutia through a long-term supply agreement with Berkeley, the acquiror of our Orthobiologics Business. The porcine SIS-ECM for our Cardiovascular products is supplied by Cook Biotech Incorporated (“Cook”), now owned by Evergen, through a long-term supply agreement. Both Berkeley and Cook are currently our sole sources of supply within the respective product offerings, and we cannot guarantee that an interruption in supply will not occur.

In March 2025, we signed a lease for 26,598 square feet of production, laboratory and administrative space in Gaithersburg, Maryland, which now serves as our headquarters and primary operations site. This facility supports administrative functions as well as the development of NXT-41 and NXT-41x and, subject to obtaining the necessary FDA marketing authorizations, is expected to support the commercial production of these products, to the extent marketing authorization is obtained.

Discontinued Operations - Sale of CIED Businesses

On September 8, 2025, we executed an Asset Purchase Agreement (the “APA”) with BSC CPI.  On October 1, 2025, at the closing of the transactions contemplated by the APA, the CIED Buyers purchased from Elutia substantially all of the assets that are related to its business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing our CIED products, including the CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”).

The APA provides for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88 million in cash, with $80.4 million (which included an inventory adjustment of $0.4 million) that was paid in cash to Elutia at closing of the transactions, and $8 million that was deposited at the closing of the transactions in escrow for a period of twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by Elutia. The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the APA.

As described in Note 2 to the consolidated financial statements, the sale of the CIED Business is accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the CIED Business are classified as assets and liabilities of discontinued operations as of December 31, 2024 in the consolidated balance sheets and the results of operations from the CIED Business are reported as discontinued operations in the consolidated statements of operations for the years ended December 31, 2025 and 2024. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

Prior to the divestiture, we marketed EluPro and CanGaroo in the United States through our direct sales force, supported by a commercial partner, BSC. As part of the divestiture, the sales organization supporting the CIED business transferred to the CIED Buyers.

Payoff and Termination of SWK Loan Facility

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2 to the consolidated financial statements, we fully repaid the SWK Loan Facility as required by the terms of the credit agreement. As of such date, the outstanding principal, including the accrued exit fee, and accrued interest totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt and termination of the credit agreement was $27.8 million.

Discontinued Operations - Sale of Orthobiologics Businesses

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represented the entirety of our Orthobiologics segment. We received approximately $14.6 million, and we may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date.  In the purchase agreement, we have retained the liabilities arising out of the viable bone matrix (“VBM”) and FiberCel recall matters, as described in Note 17 to the consolidated financial statements, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. The indemnity holdback was available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback could be retained by Berkeley if Berkeley was successful in asserting a claim or claims for indemnification against us. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount will be recognized as additional gain in the first quarter of 2026. Should we receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

Components of Our Results of Operations

Net Sales

We recognize revenue from the sale of our products. Our Women’s Health products are sold directly to hospitals and other healthcare facilities through independent sales agents, and until its termination in October 2025, through our distribution agreement with Tiger. From April 2023 through April 2025, our Cardiovascular products were sold through a distribution agreement with LeMaitre Vascular. In April 2025, this agreement with LeMaitre Vascular terminated, and, in May 2025, we resumed selling these products directly to hospitals and other healthcare facilities through independent sales agents.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance (including directors and officer premiums), SEC compliance, and general business expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025		2024		Change 2024 / 2025
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$12,293	100.0%	$14,467	100.0%	$(2,174)	(15.0)%
Cost of goods sold	5,697	46.3%	7,752	53.6%	(2,055)	(26.5)%
Gross profit	6,596	53.7%	6,715	46.4%	(119)	(1.8)%
Sales and marketing	5,765	46.9%	4,988	34.5%	777	15.6%
General and administrative	15,080	122.7%	18,073	124.9%	(2,993)	(16.6)%
Research and development	4,163	33.9%	2,998	20.7%	1,165	38.9%
Litigation costs, net	8,499	69.1%	11,368	78.6%	(2,869)	(25.2)%
Total operating expenses	33,507	272.6%	37,427	258.7%	(3,920)	(10.5)%
Loss from continuing operations	(26,911)	(218.9)%	(30,712)	(212.3)%	3,801	12.4%
Interest (income) expense, net	(387)	(3.1)%	934	6.5%	(1,321)	(141.4)%
(Gain) loss on revaluation of warrant liability	(13,424)	(109.2)%	14,878	102.8%	(28,302)	NM
Other expense (income), net	2,758	22.4%	(1,186)	(8.2)%	3,944	NM
Loss from continuing operations before provision of income taxes	(15,858)	(129.0)%	(45,338)	(313.4)%	29,480	65.0%
Income tax expense	13	0.1%	7	0.0%	6	85.7%
Net loss from continuing operations	(15,871)	(129.1)%	(45,345)	(313.4)%	29,474	65.0%
Income (loss) from discontinued operations	69,251	563.3%	(8,604)	(59.5)%	77,855	NM %
Net income (loss)	$53,380	434.2%	$(53,949)	(372.9)%	$107,329	198.9%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Years Ended December 31,
	2025		2024
		% of Net		% of Net	Change
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Women's Health	9,138	74.3%	11,553	79.9%	(2,415)	(20.9)%
Cardiovascular	3,155	25.7%	2,914	20.1%	241	8.3%
Total Net Sales	$12,293	100.0%	$14,467	100.0%	$(2,174)	(15.0)%

Total net sales decreased $2.2 million, or 15.0%, to $12.3 million in the year ended December 31, 2025 compared to $14.5 million in the year ended December 31, 2024. The decrease was due primarily to Women’s Health and caused, in part, by various physician users of SimpliDerm who transferred to hospitals where SimpliDerm is not yet available. Additionally, sales of SimpliDerm generated by Tiger totaled $2.2 million in the year ended December 31, 2025, a decrease of $1.5 million from the prior year period. Our distribution agreement with Tiger terminated in October 2025.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Year Ended December 31,
	2025		2024
		Gross		Gross	Change 2024 / 2025
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Women's Health	3,986	56.4%	5,568	51.8%	(1,582)	4.6%
Cardiovascular	634	79.9%	1,107	62.0%	(473)	17.9%
Cost of goods sold, excluding intangible asset amortization	4,620	62.4%	6,675	53.9%	(2,055)	8.5%
Intangible asset amortization expense	1,077	(8.8)%	1,077	(7.4)%	—	(1.3)%
Total Cost of Goods Sold	$5,697	53.7%	$7,752	46.4%	$(2,055)	7.2%

Total cost of goods sold decreased $2.1 million to $5.7 million in the year ended December 31, 2025 compared to $7.8 million in the year ended December 31, 2024. Gross margin was 53.7% in the year ended December 31, 2025 compared to 46.4% in the year ended December 31, 2024. Gross margin, excluding intangible asset amortization, was 62.4% in the year ended December 31, 2025 compared with 53.9% in the year ended December 31, 2024. The improvement between years was due to both Women’s Health and Cardiovascular, where, in 2025, we resumed selling these products only directly to hospitals and other healthcare facilities through our independent sales agents where end user pricing (versus contracted prices with distributors) yield higher margins.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.8 million, or 15.6%, to $5.8 million in the year ended December 31, 2025 compared to $5.0 million in the year ended December 31, 2024. As a percentage of sales, sales and marketing expenses increased to 46.9% in the year ended December 31, 2025 from 34.5% in the year ended December 31, 2024. The increase was largely attributable to sales commission expense growth commensurate with the resumption in the second quarter of 2025 of the direct selling of our Cardiovascular products.

General and Administrative

G&A expenses decreased $3.0 million, or 16.6%, to $15.1 million in the year ended December 31, 2025 compared to $18.1 million in the year ended December 31, 2024. The decrease in expense was primarily driven by lower non-cash equity compensation in the 2025 period.

Research and Development

R&D expenses increased to $4.2 million in the year ended December 31, 2025 compared to $3.0 million in the year ended December 31, 2024. The increase in expense reflects our heightened development activity in the 2025 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

FiberCel litigation costs decreased to $8.5 million in the year ended December 31, 2025 compared to $11.4 million in the year ended December 31, 2024. The decrease in expense was primarily due to the continued evaluation of the contingent FiberCel liability and significant reductions in our FiberCel activities with nearly all cases having been settled as of December 31, 2025. As of December 31, 2025, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 17 to the consolidated financial statements.

Interest (Income) Expense, net

Interest (income) expense, net was interest income of $0.4 million in the year ended December 31, 2025 and interest expense of $0.9 million in the year ended December 31, 2024. The decrease in interest expense was primarily due to the error correction related to the January 2024 Ligand amendment described in Note 11 to the consolidated financial statements.

Other Expense (Income), net

Other (income) expense, net was expense of $2.8 million in the year ended December 31, 2025 and was primarily attributable to the $1.3 million loss on early repayment of debt and the reversal of the $1.4 million gain on the revaluation of our Revenue Interest Obligation to Ligand. See Notes 10 and 11 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Other (income) expense, net was income of approximately $1.2 million in the year ended December 31, 2024 and was primarily attributable to the $1.4 million gain on the revaluation of our Revenue Interest Obligation to Ligand. See Note 11 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Non-GAAP Financial Measures

In this Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report, we present our gross margin, excluding intangible asset amortization. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition (net of those sold in connection with the divestiture of our CIED Business), divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric and the results of the segments in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the years ended December 31, 2025 and 2024 to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Year Ended
	December 31,
	2025	2024
Net sales	$12,293	$14,467
Cost of goods sold	5,697	7,752
Gross profit	6,596	6,715
Intangible asset amortization expense	1,077	1,077
Gross profit, excluding intangible asset amortization	$7,673	$7,792
Gross margin	53.7%	46.4%
Gross margin, excluding intangible asset amortization	62.4%	53.9%

Seasonality

Historically, we have experienced seasonality in our first and fourth quarters, and we generally expect this trend to continue but may also see quarter-to-quarter fluctuations that are inconsistent with this trend. We have experienced and may in the future experience higher sales in the fourth quarter as a result of hospitals in the United States increasing their purchases of our products to coincide with the end of their budget cycles. Satisfaction of patient deductibles throughout the course of the year also results in increased sales later in the year, once patients have paid their annual insurance t deductibles in full, which reduces their out-of-pocket costs. Conversely, our first quarter generally has lower sales than the preceding fourth quarter as patient deductibles are re-established with the new year, which increases their out-of-pocket costs.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $36.4 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure.  We expect to incur operating losses and negative cash flows from operations for the foreseeable future as we advance our development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. The future viability of Elutia is dependent on our ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. We may seek to raise capital through the issuance of common stock or debt such as the offerings described below or pursue asset sales or other transactions, such as the sale of the Orthobiologics and CIED Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

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

On June 16, 2024, we sold, in a registered direct offering (“2024 Registered Offering”) an aggregate of (i) 3,175,000 shares of our Class A common stock and (ii) prefunded warrants (“2024 Prefunded Warrants”) to purchase up to an aggregate of 725,000 shares of Class A Common Stock. The public offering price for each share of Class A Common Stock was $3.40, and the public offering price for each 2024 Prefunded Warrant was $3.399, for aggregate gross proceeds of approximately $13.3 million, before deducting offering expenses. The 2024 Prefunded Warrants have an exercise price of $0.001 per share of Class A Common Stock, are exercisable immediately and will expire when exercised in full.

On September 21, 2023, we sold, in a private offering (“Private Offering”) an aggregate of (i) 6,852,811 units (“Common Units”), each comprised of (a) one share of our Class A common stock and (b) a warrant (“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“2023 Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the 2023 Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant was exercisable until July 31, 2024, the date which was 30 trading days after the clearance by the FDA of EluPro, at an exercise price per share of $1.4275. All Common Warrants were exercised by such date yielding exercise proceeds of $15.7 million in 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. Each 2023 Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to us).

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2 to the consolidated financial statements, we fully repaid the SWK Loan Facility as required by the terms of the credit agreement. As of such date, the outstanding principal, including the accrued exit fee, and accrued interest totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt and termination of the credit agreement was $27.8 million.

Cash Flows for the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Net cash used in:
Operating activities	$(44,810)	$(22,657)
Investing activities	78,559	(474)
Financing activities	(10,638)	17,094
Net increase (decrease) in cash	$23,111	$(6,037)

Net Cash From Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $44.8 million compared to $22.7 million for the year ended December 31, 2024. The increase was primarily due to higher FiberCel settlement payments of $9.4 million in the year ended December 31, 2025 as well as reductions to our short-term trade obligations and repayments of all PIK Interest (as defined below) after or in connection with the sale of the CIED Business in October 2025.

Net Cash From Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $78.6 million compared to net cash used in investing activities of $0.5 million for the year ended December 31, 2024. The significant cash generation in 2025 resulted from the sale of our CIED Business which yielded proceeds of $80.4 million. Both the 2025 and 2024 periods included investments in our production facilities as we continue the buildout of our new Gaithersburg location in preparation for the commercial production of NXT-41 and NXT-41x to the extent marketing authorization is obtained.

Net Cash From Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $10.6 million compared to net cash provided by financing activities of $17.1 million for the year ended December 31, 2024. The current year’s cash usage was primarily due to the repayment of our long-term debt totaling $23.1 million in connection with the sale of the CIED Business partially offset by the 2025 Registered Offering which yielded net proceeds of $13.8 million. The prior year’s cash generation was primarily through the 2024 Registered Offering and warrant exercises, which yielded net proceeds of $28.1 million partially offset by long-term debt and the revenue interest obligation payments totaling $8.3 million.

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

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2 to the consolidated financial statements, Elutia fully repaid the SWK Loan Facility as required by the terms of the credit agreement. As of such date, the outstanding principal, including the accrued exit fee, and accrued interest totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt and termination of the credit agreement was $27.8 million.

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

Covenants and Other Matters

The SWK Loan Facility Agreement that governed the SWK Loan Facility contained a number of covenants that, among other things and subject to certain exceptions, restricted our ability to: incur additional indebtedness; incur certain liens; pay dividends or make other distributions on equity interests; redeem, repurchase or refinance subordinated indebtedness; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; enter into transactions with affiliates; amend or modify our governing documents; amend or modify certain material agreements; and alter the business conducted by us and our subsidiary. In addition, the SWK Loan Facility Agreement contained two financial covenants. The first covenant, which was measured quarterly, required us to achieve a specified Minimum Aggregate Revenue (as defined in the SWK Loan Facility) for the preceding 12-month period or, alternatively, to maintain Consolidated Unencumbered Liquid Assets (as defined in the SWK Loan Facility) greater than either (i) the outstanding principal balance of the loan, or (ii) the aggregate operating cash burn (as defined in the SWK Loan Facility) for the preceding 12-month period. The second covenant initially required us to maintain a minimum liquidity (as defined in the SWK Loan Facility) of the greater of (a) $5.0 million and (b) the sum of the operating cash burn for the two prior consecutive fiscal quarters then ended (the “Liquidity Covenant”).

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

Funding Requirements

As of December 31, 2025, we had cash and cash equivalents of approximately $36.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, substitution of cash payment obligations with equity or asset sale or other transactions. In the future, we may also seek to preserve existing capital by obtaining waivers, amendments or similar accommodations from our lender and other obligees. However, such transactions may not be successful, and we may not be able to raise additional equity or debt, sell or license assets or obtain waivers or amendments on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Inventory Valuation

Inventories, consisting primarily of purchased materials, are stated at the lower of cost or net realizable value, with cost determined using the average cost method. At each balance sheet date, we also evaluate inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes analysis of our current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions and a review of the shelf-life expiration dates for products. To the extent that we determine there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust the carrying value of the inventory to its estimated net realizable value.

Due to the judgmental nature of inventory valuation, we may from time to time be required to adjust our assumptions as processes change and as we gain better information. Although we continue to refine the assumptions described above, on which we base our estimates, we cannot be sure that our estimates are accurate indicators of future events. Accordingly, future adjustments may result from refining these estimates. Such adjustments may be significant.

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

We have estimated the fair value of the Revenue Interest Obligation, including contingent milestone payments and estimated sales-based payments, based on assumptions related to future sales of the acquired products. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of the net present value of future payments, with changes to be recorded in the consolidated statements of operations.  The estimation of future sales and the possible attainment of sales milestones is subject to judgment. Different judgments would yield different valuations of the Revenue Interest Obligation and these differences could be significant.

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

An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim. The provision for litigation claims is based upon many factors, which vary for each case. These factors include (i) the extent of the injuries incurred, (ii) recent experience on settled claims, (iii) settlement offers made to the other parties to the litigation and (iv) any other factors that may have a material effect on the estimated liability.  While we believe our estimated liability to be reasonable, the actual loss amounts are highly variable and turn on a case-by-case analysis of the relevant facts. As such, actual settlement amounts may differ from our estimates. and such differences may be material.

Stock-Based Compensation

Compensation costs associated with stock option awards, restricted stock units and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite vesting period of the awards on a straight-line basis.

Our policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. Our stock options generally have seven to ten year contractual terms and vest over a four-year period from the date of grant. We use the Black-Scholes model to value our time-vested stock option grants. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield and the risk-free interest rate. We use the simplified method for estimating the expected term used to determine the fair value of options. We use a zero-dividend yield assumption as we have not paid dividends since inception, nor do we anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. We have incorporated our historical stock trading volatility with those of our peer group for the calculation of volatility.  Industry peers consist of several public companies in the medical device technology industry with comparable characteristics including enterprise value, risk profiles and position within the industry.

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

Interest Rate Risk

With the repayment of our SWK Loan Facility on October 1, 2025 (see “Credit Facilities” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we are no longer subject to any material interest rate risk, which was formerly our primary exposure to market risk.

Credit Risk

As of December 31, 2025, our cash and cash equivalents were maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. As of December 31, 2025 we maintained $35.0 million in bank deposit accounts that are in excess of the federally insured limit in one federally insured financial institution. The Company has not experienced any losses in such accounts.

Our accounts receivable relate to sales to customers. To minimize credit risk, ongoing credit evaluations of all customers’ financial condition are performed. One customer represented 13% of our accounts receivable as of December 31, 2025.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the years ended December 31, 2025 and 2024. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

As a “smaller reporting company”, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months and year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 11.     Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 12.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2025.

	Number of			Number of securities
	Securities to be			remaining available for
	Issued Upon			future issuance under
	Exercise of	Weighted Average		equity compensation
	Outstanding	Exercise Price of		plans (excluding
	Options, Warrants	Outstanding Options,		securities reflected in
	and Rights	Warrants and Rights		column (a))
Plan Category	(a)	(b)		(c)
Equity Compensation Plans Approved by Stockholders
2015 Plan (1)	2,148	$6.37	(4)	—
2020 Plan (2)	4,022,598	$4.75	(4)	1,597,158
ESPP (3)	—	—		763,965
Equity Compensation Plans Not Approved by Stockholders	—	—		—
Total	4,024,746	$—		2,361,123

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

The other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement relating to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 14.     Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024
4.9	2025 Form of Prefunded Warrant	8-K	001-39577	4.1	2/4/2025
4.10	Description of Securities	10-K	001-39577	4.4	03/15/2021

10.1	Registration Rights Agreement, dated December 5, 2021, by and among Elutia Inc. and the Investors named therein.	8-K	001-39577	10.2	12/08/2021

10.2	Royalty Agreement, dated as of May 31, 2017, by and between Elutia Med, LLC and Ligand Pharmaceuticals Incorporated	S-1	333-248788	10.15	09/14/2020

10.3	License Agreement, dated as of May 31, 2017, by and between Cook Biotech Incorporated and Elutia Med, LLC	S-1	333-248788	10.16	09/14/2020

10.4	December 2017 Amendment to License Agreement, dated as of December 21, 2017, by and between Cook Biotech Incorporated and Elutia Med, LLC	S-1	333-248788	10.17	09/14/2020

10.5†	Elutia Inc. 2015 Stock Option/Stock Issuance Plan (as amended)	S-1	333-248788	10.1	09/14/2020

10.6†	Elutia Inc. 2020 Incentive Award Plan	10-K	001-39577	10.6	3/23/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

	and form of stock option agreements thereunder

10.7†	Form of Restricted Stock Unit Award Agreement (approved August 2022)	10-Q	001-39577	10.4	11/14/2022

10.8†	Form of Restricted Stock Unit Award Agreement (approved October 2020)	10-K	001-39577	10.8	3/23/2023

10.9†	Elutia Inc. Non-Employee Director Compensation Program	S-1/A	333-248788	10.3	09/30/2020

10.10†	Elutia Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248788	10.4	09/30/2020

10.11†	Amended and Restated Employment Agreement, by and between the Registrant and Ronald Lloyd, dated as of December 31, 2021	S-1/A	333-248788	10.6	09/30/2020

10.12†	Separation and Release of Claims Agreement, dated June 21, 2022, by and between Ronald Lloyd and Elutia Inc.	8-K	001-39577	10.1	6/21/2022
10.13†	Employment Agreement, dated June 21, 2022, by and between C. Randal Mills, Ph.D. and Elutia Inc.	8-K	001-39577	10.2	6/21/2022

10.14†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Elutia Inc. and Thomas Englese	8-K	001-39577	10.2	12/30/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.15†	Letter Agreement, dated as of March 22, 2023, by and between Elutia Inc. and Thomas Englese	10-K	001-39577	10.15	3/23/2023

10.16†	Amended and Restated Employment Agreement, dated December 23, 2022, by and between Elutia Inc. and Matthew Ferguson	8-K	001-39577	10.1	12/30/2022

10.17†	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-248788	10.12	09/30/2020

10.18#	Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	8/15/2022

10.19	Amendment Letter, dated as of October 9, 2022 to Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto	8-K	001-39577	10.1	10/13/2022

10.20	Amendment Letter, dated as of November 10, 2022 to Credit Agreement, dated as of August 10, 2022, between Elutia Inc. and SWK Funding LLC, as Agent and the Lenders from time to time party thereto (as amended by the Amendment Letter dated as of October 9, 2022)	10-Q	001-39577	10.3	11/14/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.21	Amendment Letter, dated as of November 21, 2022, to the Credit Agreement, dated as of August 10, 2022, among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	11/28/2022

10.22	Amendment Letter, dated as of November 30, 2022, to the Credit Agreement, dated as of August 10, 2022, among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto (as amended).	8-K	001-39577	10.1	12/5/2022

10.23	First Amendment, dated as of May 12, 2023, to the Credit Agreement, dated August 10, 2022, by and among Aziyo Biologics, Inc., SWK Funding LLC, as Agent and the Lenders from time to time party thereto	10-Q	001-39577	10.4	5/12/2023

10.24†	Aziyo Biologics, Inc. Amended and Restated 2020 Incentive Award Plan	Proxy Statement	001-39577	Annex A	04/27/2023

10.25	Distribution Agreement by and between Aziyo Biologics, Inc. and LeMaitre Vascular, Inc.	10-Q	001-39577	10.2	8/14/2023

10.26	Securities Purchase Agreement, dated September 18, 2023, by and among Elutia Inc. and the Investors named therein.	8-K	001-39577	10.1	9/21/2023

10.27	Amendment No. 1 to Royalty Agreement with	8-K	001-39577	10.1	1/12/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

	Ligand Pharmaceuticals Incorporated

10.28†	Form of Amendment to Stock Option Agreements, dated January 31, 2024, between the Company and C. Randal Mills, Ph.D.	8-K	001-39577	10.1	2/2/2024

10.29†	Form of Amendment to Restricted Stock Unit Agreements, dated January 31, 2024, between the Company and C. Randal Mills, Ph.D.	8-K	001-39577	10.2	2/2/2024

10.30†	Form of Stock Option Agreement under the Elutia Inc. Amended and Restated 2020 Incentive Award Plan.	8-K	001-39577	10.3	2/2/2024

10.31†	Form of Restricted Stock Unit Agreement under the Elutia Inc. Amended and Restated 2020 Incentive Award Plan.	8-K	001-39577	10.4	2/2/2024

10.32	Second Amendment to Credit Agreement, dated March 27, 2024, by and among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto.	8-K	001-39577	10.1	4/1/2024

10.33	Placement Agency Agreement, dated June 16, 2024, by and between Elutia Inc. and Lake Street Capital Markets, LLC	8-K	001-39577	10.1	6/18/2024

10.34	Form of Securities Purchase Agreement	8-K	001-39577	10.2	6/18/2024

10.35	2025 Form of Placement Agency Agreement	8-K	001-39577	10.1	2/4/2025

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

	dated February 3, 2025 between Lake Street Capital Markets, LLC and Elutia In.

10.36	2025 Form of Securities Purchase Agreement dated February 3, 2025 between Elutia Inc. and the purchasers named therein	8-K	001-39577	10.2	2/4/2025

10.37	Subscription Agreement and Amendment No. 2 to Royalty Agreement dated May 8, 2025 between Elutia Inc., Elutia Med LLC and Ligand Pharmaceuticals Incorporation	10-Q	001-39577	10.37	5/13/2025
10.38	Fourth Amendment to Credit Agreement dated May 7, 2025 by and among Elutia Inc., SWK Funding LLC as Agent and the lenders from time to time party thereto	10-Q	001-39577	10.38	5/13/2025

10.39	Fifth Amendment to Credit Agreement, dated as of August 14, 2025, by and among Elutia Inc., SWK Funding LLC, as Agent, and the Lenders from time to time party thereto.	8-K	001-39577	10.1	8/20/2025

10.40+#	Asset Purchase Agreement, dated September 8, 2025, by and among Boston Scientific Corporation and Cardiac Pacemakers Inc. and Elutia Inc. and Elutia Med LLC	8-K	001-39577	10.1	9/9/2025

10.41#	Consent, Release and Amendment No. 3 dated as of October 1, 2025 to Royalty Agreement by and between Elutia Med	8-K	001-39577	10.2	10/7/2025

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

LLC and Ligand Pharmaceuticals Incorporated.

10.42†	Consulting Agreement, dated December 1, 2023, between Elutia Inc. and Guido Neels	10-Q	001-39577	10.42	11/12/2025

19	Insider Trading Compliance Policy	10-K	001-39577	19	3/11/2025

21.1	Subsidiaries of Elutia, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Elutia Inc. Excess Incentive-based Compensation Recoupment Policy	10-K	001-39577	97	3/11/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Elutia Inc.

Date: March 13, 2026	By:	/s/ C. RANDAL MILLS, PH.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2026		/s/ MATTHEW FERGUSON
Matthew Ferguson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/C. Randal Mills, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2026
C. Randal Mills, Ph.D.

/s/Matthew Ferguson	Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2026
Matthew Ferguson

/s/Kevin Rakin	Chairperson of the Board of Directors	March 13, 2026
Kevin Rakin

/s/Guido Neels	Director	March 13, 2026
Guido Neels

/s/David Colpman	Director	March 13, 2026
David Colpman

/s/Brigid A. Makes	Director	March 13, 2026
Brigid A. Makes

ELUTIA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Elutia Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elutia Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company has negative cash flows from operations and an accumulated deficit as of December 31, 2025. Management’s evaluation of the events and conditions related to this matter are also described in Note 2.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Litigation Contingencies - FiberCel and Viable Bone Matrix Products

As described in Note 17 to the consolidated financial statements, the Company’s contingent liability for legal proceedings related to FiberCel and viable bone matrix (VBM) products was $11.2 million as of December 31, 2025. Management records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Accruals recorded are adjusted periodically as assessments change or additional information becomes available, and management's judgments may be materially different than the actual outcomes. In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. In July 2023, the Company announced a voluntary recall of a single lot of a certain VBM product and the market withdrawal of all of its VBM products produced after a specified date.

The principal considerations for our determination that performing procedures relating to the litigation contingencies for FiberCel and VBM products is a critical audit matter are (i) the significant judgment by management when assessing whether a loss is reasonably possible or probable and if probable, whether the amount of the loss or range of loss can be reasonably estimated and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the litigation contingencies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) confirming with external legal counsel the possibility or probability of an unfavorable outcome and the extent to which the loss or range of loss is reasonably estimable; (ii) obtaining and evaluating certain settlement agreements; (iii) testing a sample of legal settlements paid; (iv) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (v) evaluating the sufficiency of the Company’s litigation contingency disclosures related to the FiberCel and VBM matters.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 13, 2026

We have served as the Company’s auditor since 2015.

ELUTIA INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$36,350	$13,239
Accounts receivable, net	1,734	2,276
Inventory	2,617	1,931
Insurance receivables of litigation costs	4,846	4,760
Prepaid expenses and other current assets	2,271	1,986
Divestiture proceeds receivable	8,000	—
Current assets of discontinued operations	—	1,980
Total current assets	55,818	26,172

Property and equipment, net	2,511	671
Intangible assets, net	1,529	2,600
Operating lease right-of-use assets and other	2,492	179
Noncurrent assets of discontinued operations	—	6,505
Total assets	$62,350	$36,127

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$4,791	$4,149
Accrued expenses	4,352	7,104
Current portion of long-term debt	—	1,250
Current portion of revenue interest obligation	4,400	4,400
Contingent liability for legal proceedings	11,241	20,432
Current operating lease liabilities	355	145
Current liabilities of discontinued operations	—	315
Total current liabilities	25,139	37,795

Long-term debt	—	22,603
Long-term revenue interest obligation	2,828	5,490
Warrant liability	3,124	16,076
Long-term operating lease liabilities	3,587	16
Noncurrent liabilities of discontinued operations	—	407
Total liabilities	34,678	82,387

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024, and 42,784,848 and 30,897,232 shares issued and outstanding, as of December 31, 2025 and December 31, 2024, respectively	43	31
Class B Common stock, $0.001 par value, 20,000,000 shares authorized as of December 31, 2025 and December 31, 2024, and 0 and 4,313,406 shares issued and outstanding, as of December 31, 2025 and December 31, 2024, respectively	—	4
Additional paid-in capital	203,842	183,298
Accumulated deficit	(176,213)	(229,593)
Total stockholders’ equity (deficit)	27,672	(46,260)
Total liabilities and stockholders' equity (deficit)	$62,350	$36,127

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Year Ended
	December 31,
	2025	2024
Net sales	$12,293	$14,467
Cost of goods sold	5,697	7,752
Gross profit	6,596	6,715
Sales and marketing	5,765	4,988
General and administrative	15,080	18,073
Research and development	4,163	2,998
Litigation costs, net	8,499	11,368
Total operating expenses	33,507	37,427
Loss from continuing operations	(26,911)	(30,712)
Interest (income) expense, net	(387)	934
(Gain) loss on revaluation of warrant liability	(13,424)	14,878
Other expense (income), net	2,758	(1,186)
Loss from continuing operations before provision for income taxes	(15,858)	(45,338)
Income tax expense	13	7
Net loss from continuing operations	(15,871)	(45,345)
Income (loss) from discontinued operations	69,251	(8,604)
Net income (loss)	53,380	(53,949)
Less: dilutive gain on revaluation of warrant liability	(13,424)	—
Net income (loss) for dilutive earnings per share	$39,956	$(53,949)

Net loss from continuing operations per share - basic	$(0.38)	$(1.56)
Net loss from continuing operations per share - diluted	$(0.64)	$(1.56)
Net income (loss) from discontinued operations per share - basic	$1.67	$(0.30)
Net income (loss) from discontinued operations per share - diluted	$1.51	$(0.30)
Net income (loss) per share - basic	$1.29	$(1.86)
Net income (loss) per share - diluted	$0.87	$(1.86)

Weighted average common shares outstanding - basic	41,416,850	29,071,113
Weighted average common shares outstanding - diluted	45,942,787	29,071,113

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share and Per Share Data)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	18,884,196	$19	4,313,406	$4	$137,021	$(175,644)	$(38,600)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.1 million	3,175,000	3	—	—	9,669	—	9,672
Exercise of stock options	1,960	—	—	—	7	—	7
Exercise of Common Warrants and Prefunded Warrants	7,963,373	8	—	—	29,744	—	29,752
Issuance of common stock under Employee Stock Purchase Plan	96,658	—			155		155
Vesting of restricted stock units, net of shares withheld and taxes paid	776,045	1			(1,189)		(1,188)
Stock-based compensation	—	—	—	—	7,891	—	7,891
Net loss	—	—	—	—	—	(53,949)	(53,949)
Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.1 million	5,520,000	6	—	—	12,590	—	12,596
Exercise of Common Warrants and Prefunded Warrants	249,910	—	—	—	727	—	727
Issuance of common stock under Employee Stock Purchase Plan	59,268	—	—	—	112	—	112
Issuance of stock for interest payment	1,155,528	1	—	—	2,281	—	2,282
Vesting of restricted stock units, net of shares withheld and taxes paid	589,504	1	—	—	(380)	—	(379)
Stock-based compensation	—	—	—	—	5,214	—	5,214
Conversion of Class B Common Stock to Class A Common Stock	4,313,406	4	(4,313,406)	(4)	—	—	—
Net income	—	—	—	—	—	53,380	53,380
Balance, December 31, 2025	42,784,848	$43	—	$—	$203,842	$(176,213)	$27,672

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 31,
	2025	2024
Net income (loss)	$53,380	$(53,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,785	3,451
Gain on sale of Orthobiologics Business, excluding divestiture costs	—	(180)
Gain on sale of CIED Business, excluding divestiture costs	(80,211)	—
Loss on early repayment of debt	1,287	—
(Gain) loss on revaluation of warrant liability	(13,424)	14,878
Gain on revaluation of revenue interest obligation	—	(1,443)
Interest expense recorded as additional revenue interest obligation and long-term debt	3,827	3,076
Stock-based compensation	5,214	7,891
Bad debt expense	458	460
Payments on revenue interest obligation	(2,200)	—
Other	608	216
Changes in operating assets and liabilities, net:
Accounts receivable	84	527
Inventory	(1,641)	(58)
Insurance receivables of litigation costs	(86)	(2,064)
Prepaid expenses and other	(285)	743
Accounts payable and accrued expenses	(6,547)	(1,148)
Contingent liability for legal proceedings	(9,191)	5,408
Other liabilities	1,132	(465)
Net cash used in operating activities	(44,810)	(22,657)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	—	180
Proceeds from sale of CIED Business	80,435	—
Expenditures for property and equipment, net	(1,876)	(654)
Net cash provided by (used in) investing activities	78,559	(474)
FINANCING ACTIVITIES:
Proceeds from public offering with warrants, net of offering costs	13,795	12,390
Repayments of long-term debt	(23,064)	(2,000)
Proceeds from exercises of Common Warrants and Prefunded Warrants	—	15,725
Payments on revenue interest obligation	—	(7,400)
Proceeds from insurance premium financings	—	1,400
Repayments of insurance premium financings	(1,101)	(1,995)
Payments for taxes upon vesting of restricted stock units	(380)	(1,188)
Proceeds from stock option exercises and issuance of common stock under ESPP	112	162
Net cash (used in) provided by financing activities	(10,638)	17,094

Net increase (decrease) in cash and cash equivalents	23,111	(6,037)

Cash and cash equivalents, beginning of year	13,239	19,276
Cash and cash equivalents, end of year	$36,350	$13,239

Supplemental Cash Flow and Non-Cash Investing and Financing Activities Disclosures:
Cash paid for interest	$7,492	$5,288
Deferred proceeds from sale of CIED Business recognized as receivable	$8,000	$—
Issuance of common stock as payment under revenue interest obligation and long-term debt	$2,281	$—
Additions to operating lease right-of-use assets in exchange for lease liabilities, net of early terminations	$2,271	$1,141
Conversion of Common Warrants and Prefunded Warrants to common stock	$727	$19,584

The accompanying notes are an integral part of these consolidated financial statements.

ELUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Elutia Inc. (together with its consolidated subsidiary, "Elutia” or the “Company”) is a commercial-stage company developing proprietary drug-eluting biomatrix products for use in surgical reconstruction and related applications. These products are designed to improve the interaction between implanted medical devices and patients. The Company’s focus is on addressing unmet medical needs and reducing complications associated with surgery, including infection, migration, erosion, implant rejection, and fibrosis. Elutia’s portfolio of products spans the Women’s Health and Cardiovascular markets. These products are sold to healthcare providers.

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

On September 8, 2025, Elutia executed an Asset Purchase Agreement (the “APA”) with Boston Scientific Corporation (“BSC”), a Delaware corporation, and Cardiac Pacemakers Inc. (“CPI”), a Minnesota corporation (collectively with BSC, the “ CIED Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the APA, the CIED Buyers purchased from the Company substantially all of the assets that are related to the Company’s business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing its cardiac implantable electronic device (“CIED”) products, including its CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The assets of the CIED Business constitute substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the APA. The APA provides for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88.0 million in cash, with $80.4 million (which includes an inventory adjustment of $0.4 million) that was paid in cash to Elutia at the closing of the transactions or shortly thereafter, and $8.0 million that was deposited at the closing of the transactions in escrow with a bank for twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by the Company. The Company recognized a gain, net of tax effect and divestiture costs, of $76.1 million on the sale of the CIED Business during the year ended December 31, 2025. Such gain includes the recognition of the $8.0 million in escrow as a divestiture proceeds receivable on the accompanying balance sheet as of December 31, 2025.

The sale of the CIED Business represents a strategic shift that has a major effect on the Company’s operations and financial results. Consequently, the Company met the held-for-sale criteria of Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. Accordingly, this transaction is accounted for as Discontinued Operations for all periods presented in accordance with ASC 205-20, Discontinued Operations. Unless indicated otherwise, the information in the notes to the consolidated financial statements relates to continuing operations. See Note 4 for further discussion of the divestiture of the CIED Business.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately

$14.6 million, and the Company may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the years ended December 31, 2025 or 2024. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 17, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. The indemnity holdback was available as a source of recovery for Berkeley for claims of indemnification under the purchase agreement, and some or all of the holdback could be retained by Berkeley if Berkeley was successful in asserting a claim or claims for indemnification against the Company. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount will be recognized as additional gain in the first quarter of 2026. Should the Company receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

Since inception, the Company has financed its operations primarily through amounts borrowed under its credit facilities, proceeds from its initial public offering (“IPO”), sales of its products and more recently, the sale of its Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of its common stock and warrants to purchase its common stock. The Company’s historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in its production activities, litigation defense and settlement costs and investing in its commercial infrastructure.  For the year ended December 31, 2025, the Company incurred a loss from continuing operations of $15.9 million, and as of December 31, 2025, the Company had an accumulated deficit of $176.2 million. In addition, during the year ended December 31, 2025, the Company used $44.8 million of cash in operating activities. The Company expects to incur operating losses and negative cash flows from operations for the foreseeable future, as the Company advances its development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with the Company’s development and commercialization efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The future viability of the Company is dependent on its ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. The Company may seek to raise capital through the issuance of common stock or debt such as the offerings described in Note 14 or pursue asset sales or other transactions, such as the sale of the CIED and Orthobiologics Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents as of December 31, 2025, which include the proceeds from the sale of the CIED Business, will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the consolidated financial statements. If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Reclassifications

The Company has determined that its operating and reportable segments are consistent with its major product groupings which in prior periods included Device Protection, Women’s Health and Cardiovascular. Segment results for the year ended December 31, 2024, have been recast to conform to the new segment presentation, which now excludes Device Protection due to its divestiture noted above. Refer to the Segment Information in Note 18.

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

Net Income (Loss) per Share

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock”) and Class B common stock, $0.001 par value per share (the “Class B common stock”). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore, both are treated as the same class of stock for purposes of the earnings per share calculation. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001. No shares have been issued or are outstanding as of December 31, 2025 and 2024. During the year ended December 31, 2025, all outstanding shares of Class B common stock were converted to Class A common stock. Consequently, as of December 31, 2025, there are no shares of Class B common stock outstanding.

Basic net income (loss) per share is computed by dividing net loss available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include common and prefunded warrants. For purposes of the diluted net income (loss) per share calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. In applying the two-class method, the Company has elected an accounting policy to determine whether undistributed earnings are allocated to participating securities by analogy to the ‘control number’ concept in ASC 260. Accordingly, the Company evaluates income (loss) from continuing operations to determine whether participating securities are allocated earnings. Participating securities are not allocated losses as they are not contractually obligated to share in losses. This policy is applied consistently from period to period. See Note 16 for further discussion of net income (loss) per share attributable to common stockholders.

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

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowance for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowance for credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowance for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company's allowance for doubtful accounts was approximately $0.5 million and $0.6 million as of December 31, 2025 and 2024, respectively.

Inventory

Inventory, consisting of primarily purchased materials, is stated at the lower of cost or net realizable value, with cost determined generally using the average cost method. At each balance sheet date, the Company also evaluates inventory for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of the Company’s current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions and a review of the shelf-life expiration dates for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to the estimated net realizable value.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No 2016-02, Leases to increase the transparency and comparability about leases among entities. ASU 2016-02 and certain additional ASUs are now codified as ASC 842, Leases. ASC 842 supersedes the lease accounting guidance in ASC 840 and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. The Company determines if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from that lease. For leases with a term of greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case that the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including publicly available data for instruments with similar characteristics, to determine the present value of lease payments. The Company combines lease and non-lease elements for office leases.

Long-Lived Assets

Purchased intangible assets with finite lives are carried at acquired fair value, less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses in the years ended December 31, 2025 and 2024.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement and June 2024 registered direct offering and February 2025 registered direct offering (see Note 14) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in (Gain) loss on revaluation of warrant liability in the accompanying consolidated statements of operations.

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

As noted above, the Company enters into contracts to primarily sell and distribute products to healthcare providers. Revenue is recognized when the Company has met its performance obligations pursuant to its contracts with its customers in an amount that the Company expects to be entitled to in exchange for the transfer of control of the products to the Company’s customers. For all product sales, the Company has no further performance obligations and revenue is recognized at the point control transfers which occurs either when: i) the product is shipped via common carrier; or ii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement.

A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and from inventory physically held by distributors and direct sales representatives. For these types of product sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of the underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in sales and marketing costs. Shipping and handling costs were not material in both the years ended December 31, 2025 and 2024.

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

During the year ended December 31, 2025, there was one customer that represented 18% of the Company’s net sales in such year, and during the year ended December 31, 2024, there were two customers that represented 13% and 10%, respectively of the Company’s sales in such year. There was one customer that represented 13% of the Company’s accounts receivable as of December 31, 2025, and there was one customer that represented 14% of the Company’s accounts receivable as of December 31, 2024.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2025 and 2024, the Company’s net income or loss equaled its comprehensive income or loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. The prospective adoption of this guidance by the Company in the year ended December 31, 2025 did not have a material effect on its financial condition, results of operations or cash flows.

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

Note 4. Divestiture of CIED Business

As described in Note 2, on October 1, 2025, the Company completed the sale of its CIED Business and the CIED Business met the criteria for reporting as discontinued operations in accordance with ASC 205-20 - Discontinued Operations.  The related assets and liabilities of the CIED Business are classified as assets and liabilities of discontinued operations as of December 31, 2024 in the consolidated balance sheets and the results of operations from the CIED Business are reported as discontinued operations in the consolidated statements of operations for the years ended December 31, 2025 and 2024. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

The following tables shows the assets and liabilities of the discontinued operations as of December 31, 2024:

Carrying amounts of the major classes of assets included in discontinued operations:
Inventory	$1,980
Total current assets	1,980
Property and equipment, net	102
Intangible assets, net	5,673
Operating lease right-of-use assets and other	730
Total non-current assets	6,505
Total assets of discontinued operations	$8,485

Carrying amounts of the major classes of liabilities included in discontinued operations:
Current operating lease liabilities	$315
Total current liabilities	315
Long-term operating lease liabilities	407
Total liabilities of discontinued operations	$722

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. The following table shows the financial results of the discontinued operations  for the years ended December 31, 2025 and 2024, with the year ended December 31, 2025 including the financial results from January 1, 2025 through the transaction closing date of October 1, 2025.

	Year Ended
	December 31,
	2025	2024
Net sales	$10,552	$9,907
Cost of goods sold	6,096	5,918
Gross profit	4,456	3,989
Sales and marketing	7,208	7,554
General and administrative	421	584
Research and development	787	786
Total operating expenses	8,416	8,924
Interest expense	2,892	3,847
Gain on sale of CIED Business	(76,273)	—
Tax impact of gain on sale of CIED Business	170	—
Income (loss) from discontinued operations	$69,251	$(8,782)

Total operating and investing cash flows of discontinued operations for the years ended December 31, 2025 and 2024 are comprised of the following, with the year ended December 31, 2025 including the cash flows from January 1, 2025 through the transaction closing date of October 1, 2025:

	Year Ended
	December 31,
	2025	2024
Significant operating non-cash reconciliation items:
Depreciation and amortization	$1,569	$2,368
Stock-based compensation	817	848
Changes in operating assets and liabilities:
Inventory	(1,013)	(933)
Operating lease right-of-use	257	344
Operating lease liabilities	(231)	(348)

Significant investing items:
Expenditures for property and equipment	(27)	—

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s IPO, the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of December 31, 2025, the Company had 1,597,158 shares of Class A common stock available for issuance under the 2020 Plan, and on January 1, 2026, the shares available for issuance were increased by 1,711,394 pursuant to the automatic increase provisions of the plan.

In March 2026, the Company established the Elutia Inc. 2026 Inducement Award Plan (the “Inducement Plan”) to attract, retain and motivate persons who are expected to make important contributions to the Company. Shares of Class A common stock totaling 2,000,000 are reserved for issuance pursuant to the Inducement Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options have contractual terms of ten years and generally vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan and 2020 Plan for the years ended December 31, 2025 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2024	3,220,991	$5.23	7.3	$475
Granted	503,781	$1.39
Exercised	—	$—
Forfeited	(426,831)	$4.39
Outstanding, December 31, 2025	3,297,941	$4.75	7.1	$-
Vested and exercisable, December 31, 2025	2,195,285	$5.43	6.5	$-

As of December 31, 2025, there was approximately $1.5 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 1.1 years. The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 were $1.13 and $2.38, respectively. The total intrinsic value of options exercised during the year ended December 31, 2024 was not material.

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

The following weighted-average assumptions were used to determine the fair value of options during the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Expected term (years)	5.7	5.9
Risk-free interest rate	4.0%	3.3%
Volatility factor	107.1%	84.2%
Dividend yield	—	—

In January 2024, the Company granted 390,625 options that vested on a defined date following the U.S. Food and Drug Administration’s (“FDA”) clearance of  EluPro. With the FDA’s clearance of EluPro in June 2024, such vesting occurred in August 2024. Consistent with the above, these performance vesting options were valued using the Black-Scholes model. During the year ended December 31, 2024, the Company also granted 162,500 stock options that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of December 31, 2025, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of RSUs or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the year ended December 31, 2025 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2024	1,417,123	$3.58
Granted	155,000	$2.55
Vested	(821,197)	$3.56
Forfeited	(24,121)	$3.67
Unvested, December 31, 2025	726,805	$3.38

The total fair value of the RSUs granted during the years ended December 31, 2025 and 2024 was $0.4 million and $8.5 million, respectively. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of December 31, 2025, $1.6 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 1.1 years.

During the year ended December 31, 2024, the Company granted 554,375 RSUs that vested on a defined date following the FDA’s clearance of EluPro. With the FDA’s clearance of EluPro in June 2024, such vesting occurred in August 2024. These performance vesting RSUs were valued using the fair value of the Company’s Class A common stock on the date of grant. The Company has also granted 162,500 RSUs that vest in equal installments upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of December 31, 2025, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under the Elutia Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of December 31, 2025, the total shares of Class A common stock authorized for issuance under the ESPP was 1,126,448, of which 763,965 remained available for future issuance.  During the year ended December 31, 2025, 59,268 shares of Class A common stock were issued under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the years ended December 31, 2025 and 2024 was comprised of the following (in thousands):

	Year Ended
	December 31,
	2025	2024
Sales and marketing	$500	$635
General and administrative	3,141	5,273
Research and development	578	964
Cost of goods sold	178	171
Total stock-based compensation expense	$4,397	$7,043

Note 6. Inventory

Inventory as of December 31, 2025 and 2024 was comprised of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$239	$68
Finished goods	2,378	1,863
Total	$2,617	$1,931

Note 7. Property and Equipment

Property and equipment as of December 31, 2025 and 2024 were comprised of the following (in thousands):

	December 31,
	2025	2024
Processing and research equipment	$1,285	$673
Leasehold improvements	43	96
Office equipment and furniture	30	30
Computer hardware and software	73	93
Assets under construction	1,363	—
	2,794	892
Less: accumulated depreciation and amortization	(283)	(221)
Property and equipment, net	$2,511	$671

Depreciation and amortization expense on property and equipment totaled approximately $0.1 million in both of the years ended December 31, 2025 and 2024. Amounts included within cost of goods sold are not material.

Note 8. Leases

As of December 31, 2025, the Company leases one administrative facility under a non-cancelable operating lease arrangement that expires in June 2028 and one administrative, research and production facility under a non-cancelable operating lease arrangement that expires in January 2036 with early termination options in May 2029 and May 2033.

The following is a summary of the Company’s ROU assets and operating lease liabilities as of December 31, 2025 and 2024 (in thousands):

		December 31,
	Classification on the Balance Sheet	2025	2024
Assets
Operating leases assets	Operating lease right-of-use assets and other	$2,426	$154

Liabilities
Operating leases current liabilities	Current operating lease liabilities and other	355	145
Operating leases non-current liabilities	Long-term operating lease liabilities	3,587	16
Total lease liabilities		$3,942	$161

Weighted average remaining lease term		9.5	0.9
Weighted average discount rate		12.1%	13.1%

For the years ended December 31, 2025 and 2024, the Company recognized operating lease costs of approximately $0.5 million and $0.2 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities are included in operating cash flows and were approximately $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

The table below reconciles the Company’s future cash obligations to the operating lease liabilities recorded on the balance sheet as of December 31, 2025 (in thousands):

Years ending December 31,
2026	$202
2027	806
2028	759
2029	711
2030	732
Thereafter	4,076
Total minimum lease payments	7,286
Less: amount of lease payments representing interest	(3,344)
Present value of future minimum lease payments	3,942
Less: current operating lease liabilities	(355)
Long-term operating lease liabilities	$3,587

Note 9. Intangible Assets

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property. A substantial portion of the assets acquired consisted of intangible assets related to the acquired products and customer relationships.

The components of identified intangible assets as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Acquired products	$7,689	$(6,600)	$1,089	$7,689	$(5,831)	$1,858
Customer relationships	3,070	(2,630)	440	3,070	(2,328)	742
Total	$10,759	$(9,230)	$1,529	$10,759	$(8,159)	$2,600

Acquired products and customer relationships are both amortized over a ten-year period. Amortization expense totaled approximately $1.1 million for each of the years ended December 31, 2025 and 2024, which is included in Cost of goods sold in the accompanying consolidated statements of operations. Annual amortization expense is expected to be approximately $1.1 million during the year ending December 31, 2026 and approximately $0.4 million during the year ending December 31, 2027.

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

All of the SWK Loan Facility borrowings took the form of Secured Overnight Financing Rate (“SOFR”) loans and bore interest at a rate per annum equal to the sum of an applicable margin of (i) 7.75% and the “Term SOFR Rate” (based upon an interest period of 3 months), or (ii) if the Company elected the PIK Interest option (as defined below), 3.75% and the “Term SOFR Rate.” The Company could elect a portion of the interest due, to be paid in-kind at a rate per annum of 4.5% (“PIK Interest”), and such election could be made until November 15, 2025. The “Term SOFR Rate” was subject to a floor of 2.75%. The agreement governing the SWK Loan Facility also included an exit fee equal to 6.5% of the aggregate principal amount funded prior to termination plus $112,500. The weighted average interest rate on the SWK Loan Facility was 12.5% and 13.4% for the years ended December 31, 2025 and 2024, respectively.

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

In August 2025, the Company entered into a fifth amendment (the “Fifth Amendment”) to the SWK Loan Facility, which, among other things, provided that the following amounts were capitalized into the unpaid principal balance of the SWK Loan Facility: (i) all accrued and unpaid interest due and owing to the lenders on the payment date in August 2025, (ii) a $50,000 amendment fee agreed to by the Company on June 30, 2025, and (iii) a $10,000 amendment fee to be paid pursuant to the Fifth Amendment.

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

On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2, Elutia fully repaid the SWK Loan Facility as required by the terms of the loan agreement. The outstanding principal, including the accrued exit fee, and accrued interest recognized as of this date totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt was $27.8 million, yielding a loss on early repayment of debt of $1.3 million (including the write-off of the unamortized debt discount and deferred financing costs of $0.4 million) which is recorded within Other expense (income), net in the accompanying statement of operations.

As of December 31, 2024, the Company’s long-term debt was comprised of SWK Loan Facility balance, net of unamortized discount and deferred financing fees of $23.9 million less the current portion of $1.3 million resulting from an  amendment to the SWK Loan Facility in September 2024 which, among other items, served to defer the commencement of principal repayment from November 2024 to November 2025.

In addition to the above, in 2024, the Company financed the annual premiums of certain insurance policies through short-term financing arrangements and included the liabilities associated with such arrangements within accrued liabilities in accompanying consolidated balance sheet. The fair value of all debt instruments, which is based on inputs considered to be Level 2 under the fair value hierarchy, approximates the respective carrying values as of December 31, 2025 and 2024.

Note 11. Revenue Interest Obligation

As part of the CorMatrix asset acquisition described in Note 9, the Company assumed a restructured, long-term obligation (the “Initial Revenue Interest Obligation”) to Ligand Pharmaceuticals (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. Subject to annual minimum payments of $2.75 million per year, the terms of the Initial Revenue Interest Obligation required Elutia to pay Ligand 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as EluPro. Furthermore, a $5.0 million payment would be due to Ligand if cumulative sales of these products exceed $100 million and a second $5.0 million will be due if cumulative sales exceed $300 million or the assets related to CanGaroo and any substantially similar products undergo a change of control during the ten-year term of the agreement which expires on May 31, 2027.

In January 2024, the Company entered into an amendment to the Revenue Interest Obligation (the “Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, the parties modified and restructured the Revenue Interest Obligation by revising the annual minimum payments for 2024 and each subsequent fiscal year during the term of the agreement from $2.75 million to $4.4 million. Such minimums are payable quarterly within 30 days after each quarter-end date. Additionally, the Company made payments totaling $3.0 million (50% paid in January 2024 and 50% paid in April 2024) in satisfaction of all royalty obligations for the first three fiscal quarters of 2023 and made a payment in February 2024 of $1.1 million in satisfaction of the royalty obligations for the fourth quarter of 2023. Furthermore, as part of the Amended Revenue Interest Obligation, Ligand waived the Company’s obligation to make the $5.0 million milestone payment that became due to Ligand in the second quarter of 2023. Total payments to Ligand during the year ended December 31, 2024 were $7.4 million.

In May 2025, Elutia entered into a subscription agreement and further amendment to the Amended Revenue Interest Obligation with Ligand. Through such amendment, $2.2 million in outstanding royalty obligations (royalty obligations for the quarters ended December 31, 2024 and March 31, 2025) owed by Elutia to Ligand under the Amended Revenue Interest Obligation was satisfied by the issuance of 1,105,528 shares of Elutia’s Class A common stock to Ligand in a transaction registered with the Securities and Exchange Commission. An additional cash payment to Ligand of $2.2 million was made in October 2025 in satisfaction of the royalty obligation for the quarters ended June 30, 2025 and September 30, 2025. Moreover, also in October 2025, a further amendment to the Amended Revenue Interest Obligation was executed which eliminated the provision that a $5.0 million milestone payment would be due if cumulative sales exceed $300 million or the assets related to CanGaroo and any substantially similar products undergo a change of control.

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the year ended December 31, 2024. The resulting gain was recognized as Other expense (income), net in the accompanying consolidated statement of operations.  During the second quarter of 2025, the Company identified and corrected an accounting error related to the January 2024 amendment of the Revenue Interest Obligation. The Company inappropriately accounted for it under the catch-up method and recognized a gain instead of accounting for it as a modification. As a result, the Company recorded a gain of $1.4 million recognized in the first quarter of 2024 and overstated interest expense in the subsequent periods. The Company has determined that the error was not material to the current or any of the prior periods. However, as of the second quarter of 2025, the revenue interest obligation was understated by $0.8 million. As such, the Company corrected this as an out of period adjustment in June 2025 through a $1.4 million increase in Other expense (income), net to reverse the original gain and a reduction of $0.6 million in Interest (income) expense, net to reverse the overstatement of interest expense. The out of period correction is not material to the consolidated financial statements.

As of December 31, 2025 and 2024, the short-term portion of the Amended Revenue Interest Obligation is comprised of the annual minimum payments of $4.4 million.

Note 12. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$10,850	$—	$—	$10,850
Total	$10,850	$—	$—	$10,850
Liabilities:
Warrant liability	$—	$16,076	$—	$16,076
Total	$—	$16,076	$—	$16,076

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market fund	$32,786	$—	$—	$32,786
Total	$32,786	$—	$—	$32,786
Liabilities:
Warrant liability	$—	$3,124	$—	$3,124
Total	$—	$3,124	$—	$3,124

The warrant liability in the tables above consists of the fair value of 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants (as defined in Note 14 below) to purchase the Company’s Class A Common Stock. The prior year warrant liability was updated to be presented as a level 2 measurement as there was an observable input in determining its fair value. See Note 14 for discussion of the Company’s valuation methods and related impacts on the consolidated statement of operations relative to the warrant liability.

See Note 11 for discussion of the fair valuation of the Company’s Revenue Interest Obligation.

The following table provides a rollforward of the Revenue Interest Obligation categorized with Level 3 inputs for the years ended December 31, 2025 and 2024 (in thousands):

Revenue Interest Obligation
Balance, January 1, 2024	$17,101
Payments on Revenue Interest Obligation	(7,400)
Interest accrued to Revenue Interest Obligation	1,632
Gain on revaluation of Revenue Interest Obligation	(1,443)
Balance, December 31, 2024	$9,890
Payments on Revenue Interest Obligation	(4,400)
Interest accrued to Revenue Interest Obligation	295
Loss on revaluation of Revenue Interest Obligation	1,443
Balance, December 31, 2025	$7,228

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

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09 (see Note 3).  The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate for continuing operations as of December 31, 2025 is as follows:

	Amount	Percent
Tax benefit at U.S. statutory rate	$(3,330)	21.0%
State income tax benefit, net of federal benefit*	(379)	2.4%
Nondeductible expenses:
Revaluation of warrant liability	(2,813)	17.7%
Excess tax deficiency from stock-based compensation	338	(2.1)%
Other	62	(0.4)%
Change in valuation allowance	6,135	(38.7)%
Effective tax rate	$13	(0.1)%

*For the year ended December 31, 2025, the states of Alabama and Tennessee comprised greater than 50% of the state income tax benefit in this category.

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate as of December 31, 2024 is as follows:

Tax benefit at U.S. statutory rate	21.0%
State income tax benefit, net of federal benefit	1.4%
Nondeductible expenses	(7.8)%
State law changes	0.2%
Other	(0.7)%
Change in valuation allowance	(14.2)%
Effective tax rate	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. The significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Tax goodwill	$2,497	$2,549
Net operating loss carryforwards	27,277	29,733
Inventory	46	94
Acquired intangibles	720	2,000
Revenue interest obligation	476	631
Interest expense	2,646	4,485
Research and development costs	-	2,375
Operating lease liability	919	193
Litigation costs	1,606	3,713
Other	2,606	2,262
Total assets	38,793	48,035
Deferred tax liabilities:
Operating lease right-to-use assets	(425)	(188)
Prepaid expenses	(561)	(441)
Total liabilities	(986)	(629)

Total net deferred tax asset	37,807	47,406
Valuation allowance	(37,807)	(47,406)
Net deferred tax asset, net of valuation allowance	$—	$—

During the year ended December 31, 2025, the Company realized the value of deferred tax assets totaling $9.6 million and the corresponding valuation allowance was reversed in connection with its taxable income generated from the gain on sale of its CIED Business. The Company did not recognize any deferred benefit for income taxes for the years ended December 31, 2024 as the increases to the net deferred tax asset of $8.4 million was offset by corresponding increases to the Company’s deferred tax asset valuation allowance due to the uncertainty of realizing the deferred tax assets.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Based on the uncertainty of future taxable income generation, as of December 31, 2025 and 2024, the Company has provided valuation allowances against all deferred tax assets.

The Company regularly assesses the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

The income tax expense for the years ended December 31, 2025 and 2024 relates to current amounts due on certain state tax obligations. Furthermore, state taxes totaling $0.2 million related to the gain on sale of the CIED Business is recorded within Income (loss) from Discontinued Operations in the accompanying consolidated statements of operations. During the year ended December 31, 2025, the Company’s income taxes paid (net of refunds received) was not material.

As of December 31, 2025, the Company had remaining net operating loss carryforwards for federal income tax purposes of approximately $118.6 million, comprised of $6.6 million that will expire beginning in 2038 and 112.0 million that have no expiration date. The Company also had state net operating loss carryforwards of approximately $42.4 million that will expire beginning in 2031. Utilization of the net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. If the Company has experiences a change of control, as defined by Section 382, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in the expiration of a portion of the net operating loss carryforwards before utilization.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA amends U.S. tax laws, including provisions related to bonus depreciation and deductions for research and development expenses. The OBBBA accelerated the deductibility of the Company’s previously capitalized research and development expenses..

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits.

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

Private Placement of Common Stock and Warrants

On September 21, 2023, the Company sold, in a private offering (“Private Offering”) an aggregate of (i) 6,852,811 units (“Common Units”) each comprised of (a) one share of the Company’s Class A common stock and (b) a warrant

(“Common Warrant”) to purchase one and one half shares of Class A Common Stock, and (ii) 503,058 units (the “Prefunded Units”), each comprised of (a) a prefunded warrant (“2023 Prefunded Warrant”) to purchase one share of Class A Common Stock, and (b) a Common Warrant. The Common Units were sold at a purchase price of $1.4275 per unit, and the Prefunded Units were sold at a purchase price of $1.4265 per unit, for aggregate gross proceeds of approximately $10.5 million, before deducting offering expenses. Each Common Warrant was exercisable until July 31, 2024, the date which was 30 trading days after the clearance by the FDA of EluPro, at an exercise price per share of $1.4275. As discussed below, all Common Warrants were exercised before they expired. Each 2023 Prefunded Warrant is exercisable at any time at a nominal exercise price per share of $0.001 (with the remainder of the exercise price per share of Class A Common Stock having been prefunded to the Company). The Company incurred transaction fees, including commissions and legal fees, of approximately $1.1 million in connection with the Private Offering, of which $0.4 million were allocated to the issuance of the common stock.

See below for discussion of the accounting for the warrants and the allocation of the remainder of the transaction fees from the 2025 Registered Offering, 2024 Registered Offering and Private Offering.

Warrant Liabilities

The Company has concluded that the 2025 Prefunded Warrants from the 2025 Registered Offering, the 2024 Prefunded Warrants from the 2024 Registered Offering and the Common Warrants and the 2023 Prefunded Warrants from the Private Offering do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model. As a result, the Company allocated a portion of the gross proceeds from the respective offerings to the related warrants based on their fair values and have recorded such amounts as a Warrant liability in the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024. Additionally, the Company allocated a portion of the transaction fees from the 2024 Registered Offering, 2025 Registered Offering and the Private Offering to the respective warrants and recognized the expense within Other expense (income), net. Such expenses totaled $0.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date yielding exercise proceeds of $15.7 million during the year ended December 31, 2024. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. The liability associated with the 2025 Prefunded Warrants, 2024 Prefunded Warrants  and 2023 Prefunded Warrants is recorded as Warrant liability in the accompanying consolidated balance sheet as of December 31, 2025 and December 31, 2024. A summary of the warrant activity for the years ended December 31, 2025 and 2024, respectively is as follows:

	Common Warrants	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants
Outstanding, January 1, 2024	11,033,804	503,058	—	—
Issued	—	—	725,000	—
Conversions of Common Warrants to 2023 Prefunded Warrants	(3,896,130)	3,896,130	—	—
Exercised	(7,137,674)	(825,862)	—	—
Outstanding, December 31, 2024	—	3,573,326	725,000	—
Issued	—	—	—	480,000
Exercised	—	(250,000)	—	—
Outstanding, December 31, 2025	—	3,323,326	725,000	480,000

The valuation of the warrants is adjusted to fair value at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Common Warrants	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Total Offering Warrants
Warrant Liability, January 1, 2024	$11,670	$1,090	$—	$—	$12,760
Fair value upon issuance	—	—	2,464		2,464
Loss on revaluation of warrant liability	13,740	891	247		14,878
Conversions of Common Warrants to 2023 Prefunded Warrants	(8,898)	14,456	—	—	5,558
Exercised	(16,512)	(3,072)	—	—	(19,584)
Warrant Liability, December 31, 2024	—	13,365	2,711	—	16,076
Fair value upon issuance	—	—	—	1,200	1,200
Gain on revaluation of warrant liability	—	(10,345)	(2,211)	(868)	(13,424)
Exercised	—	(728)	—	—	(728)
Warrant Liability, December 31, 2025	$—	$2,292	$500	$332	$3,124

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants due to the exercise price per share of $0.001. As such warrants utilize quoted prices for the Company’s Class A common stock (similar assets in the active market), their fair valuation is deemed to be “Level 2” within the fair value hierarchy. The fair value adjustments have been recorded as (Gain) loss on revaluation of warrant liability in the accompanying consolidated statements of operations.

The Company had previously calculated the fair value of the Common Warrants immediately before exercise using the Black-Scholes option pricing model with the following inputs as of September 30, 2024:

Common stock price	$4.96
Expected term (years)	0.1
Risk-free interest rate	5.5%
Volatility factor	88.4%
Dividend yield	—%

Note 15. Retirement Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.1 million for both the years ended December 31, 2025 and 2024, respectively. Matching contributions are a component of employee compensation. Accrued employee compensation as of December 31, 2025 and 2024 totaled $2.4 million and $2.2 million, respectively and is included in Accrued Expenses in the accompanying consolidated balance sheets.

Note 16. Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for gains on the revaluation of warrant liability (see Note 14), by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of the Company’s prefunded warrants (see Note 14), outstanding stock options, outstanding RSUs, and shares issuable under the ESPP. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

	Year Ended
(in thousands, except share and per share data)	December 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(15,871)	$(45,345)
Income (loss) from discontinued operations	69,251	(8,604)
Net income (loss)	53,380	(53,949)
Less: dilutive gain on revaluation of warrant liability	(13,424)	—
Net income (loss) for dilutive earnings per share	$39,956	$(53,949)

Denominator:
Weighted average number of common shares - basic	41,416,850	29,071,113
Effect of dilutive prefunded warrants	4,525,937	—
Weighted average number of common shares - diluted	45,942,787	29,071,113

Net loss from continuing operations per share - basic	$(0.38)	$(1.56)
Net loss from continuing operations per share - diluted	$(0.64)	$(1.56)
Net income (loss) from discontinued operations per share - basic	$1.67	$(0.30)
Net income (loss) from discontinued operations per share - diluted	$1.51	$(0.30)
Net income (loss) per share - basic	$1.29	$(1.86)
Net income (loss) per share - diluted	$0.87	$(1.86)

Certain of the Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders:

	December 31,
	2025	2024
Options to purchase common stock	3,297,941	3,220,991
Restricted stock units	726,805	1,417,123
Class A common stock warrants	187,969	187,969
2023 Prefunded Warrants	—	3,573,326
2024 Prefunded Warrants	—	725,000
2025 Prefunded Warrants	—	—
Total	4,212,715	9,124,409

Note 17. Commitment and Contingencies

Cook Biotech License and Supply Agreements

In 2017, Elutia entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiovascular, CanGaroo and EluPro products, subject to certain co-exclusive rights retained by Cook. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. On October 1, 2025, in connection with the sale of the CIED Business described in Note 2, the Company entered into amendments to both the license (the “Amended License Agreement”) and supply agreements such that the Amended License Agreement removed all products divested with the sale of the CIED Business and includes only the Company’s remaining Cardiovascular products. Both agreements expire on December 31, 2028. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue.  No royalties were due or paid to Cook during the year ended December 31, 2025 or 2024. The Amended License

Agreement includes a final license fee payment of  $0.1 million to be paid by the Company in October 2026. The Company, in its sole discretion, can terminate the Amended License Agreement at any time.

Legal Proceedings

From time to time, the Company may be involved in claims and proceedings arising in the course of the Company’s business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. The Company records accruals for contingencies when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Accruals recorded are adjusted periodically as assessments change or additional information becomes available, and management's judgments may be materially different than the actual outcomes.

FiberCel Litigation

In June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of December 31, 2025, five lawsuits or claims are active, 104 have been settled and one case where the statute of limitations to file a lawsuit has expired. Of the 104 cases that have settled, 35 have not yet been fully paid due to one or more scheduled payments being made after December 31, 2025. The unsettled lawsuits allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such remaining lawsuits were filed in the Superior Court of Marion County, Indiana (collectively, the “Indiana Complaints”) and the Court of Common Pleas, Philadelphia County (“Pennsylvania Complaint).

Plaintiffs in the Indiana Complaints allege a cause of action under Indiana’s Product Liability Act, citing manufacturing defects, defective design and failure to properly warn and instruct, and several of the complaints allege loss of consortium.  Plaintiffs in these actions assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing and labeling FiberCel and seek various types of damages, including economic damages, non-economic damages and loss of consortium.  Plaintiffs in one of the Indiana State Complaints allege causes of action for product liability, negligence, breach of express and implied warranties, and punitive damages.  The Pennsylvania Complaint asserts claims for strict liability, negligence, breach of implied warranty, and breach of express warranty, as well as claims under the Wrongful Death Act and the Survival Act, and seeks compensatory and punitive damages.

The Company refers to the aforementioned litigation and claim notices collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

In July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. Based on our discussions with the CDC, the Company believes that a total of 36 patients were treated with product from the single donor lot. Since August 2023, 28 product liability lawsuits or claims have been filed or asserted against the Company involving VBM. As of December 31, 2025, 11 lawsuits or claims are active, 16 have been settled and one case has been dismissed. Of the settled cases, thirteen have been fully paid and three have not yet been paid as of December 31, 2025. Furthermore, there are four potential claims where the statute of limitation to file a lawsuit has expired. The unsettled lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. To date, these lawsuits have been filed in California Superior Court

(collectively, the “California State Complaints”), the United States District Court for the Southern District of California (collectively, the “California Federal Complaints”), the United States District Court for the Eastern District of Louisiana (collectively, the “Louisiana Federal Complaint”), the United States District Court for the Western District of Texas (the “Texas Federal Complaint”), the United States District Court for the Western District of Michigan (the “Michigan Federal Complaint”), the Circuit Court of the State of Oregon (the “Oregon State Complaint”) and the United States District Court for the Southern District of New York (the “New York Complaint”).

Plaintiffs in the California State Complaints and California Federal Complaints assert that the defendants are strictly liable or have breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing, and labeling VBM and seek various types of damages, including economic damages, non-economic damages, and loss of consortium damages. The Plaintiffs in one of the California State Complaints also assert claims for fraudulent inducement, misrepresentation, and intentional infliction of emotional distress. Plaintiff in the Louisiana Federal Complaint asserts causes of action under the Louisiana Product Liability Act citing unreasonably dangerous construction or composition, unreasonably dangerous design, and inadequate warning. Plaintiff in this action also alleges claims for breach of implied warranty, breach of express warranty, and negligence. Plaintiffs in the Texas Federal Complaint assert violations of the Texas Business and Commerce Code, citing alleged breaches of the warranties of merchantability and fitness for a particular purpose. Plaintiffs further assert that the defendants breached the duty of care owed to plaintiffs by failing to exercise reasonable care in designing, manufacturing, marketing, and labeling VBM and seek various types of damages, including economic damages, non-economic damages, exemplary damages, and loss of consortium damages. Plaintiffs in the Oregon State Complaint assert causes of action for negligence, lack of informed consent, medical battery, and loss of consortium. Plaintiffs in the Michigan Federal Complaint assert causes of action for negligence and gross negligence. Plaintiffs in the New York Complaint assert causes of action for negligence, strict liability and breach of implied warranty.

The Company refers to the aforementioned litigation and claim notices collectively as the “VBM Litigation.”

Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company’s operative complaint alleges breach of the 2019 Tissue Product Supply Agreement (the “Supply Agreement”) between the Company and Medtronic.  In particular, the complaint alleges that Medtronic did not honor its contractual obligations to defend and indemnify the Company for over 100 lawsuits against the Company alleging claims arising from the use of FiberCel products distributed by Medtronic and that Medtronic concealed and misrepresented an insurance policy potentially applicable to those FiberCel-related lawsuits.  The complaint does not specify the amount of damages owed by Medtronic for these breaches.  On July 31, 2024, Medtronic responded to the complaint by denying Elutia’s claims and asserting a single counterclaim alleging that Elutia breached certain representations and warranties under the Supply Agreement and owes ongoing indemnity obligations to Medtronic.  The counterclaim does not specify the amount of any alleged damages. On September 19, 2025, Medtronic filed a partial motion to dismiss some of the claims in Elutia’s current complaint.  Elutia filed an opposition to that motion, and Medtronic filed a reply brief.  The court set a hearing for the motion for February 20, 2026, and its decision on the partial motion to dismiss is expected after the hearing.  Discovery is ongoing in the case.  Given the early stages of this matter and the Company’s intention to vigorously defend Medtronic’s counterclaim, we do not consider a loss to be probable or estimable at this time.

Tiger Litigation

On October 21, 2025, Tiger Aesthetics Medical, LLC (“Tiger”) filed an action against Elutia in the Superior Court of the State of Delaware. The Complaint alleges breach of contract and related claims related to the 2023 distribution agreement (the “Tiger Distribution Agreement”) between the Company and Tiger as well as the August 2025 letter of intent (the “Tiger LOI”) for the possible sale by the Company to Tiger of certain assets and rights. The complaint does not specify the amount of any alleged damages. On November 13, 2025, Elutia filed a motion to dismiss.  Tiger filed an opposition to that motion, and Elutia filed a reply brief. A hearing on the Company’s motion to dismiss is scheduled for March 23, 2025. Given the early stages of this matter and the Company’s intention to vigorously defend against Tiger’s claims, Elutia does not consider a loss to be probable or estimable at this time. Elutia terminated the Tiger Distribution Agreement effective October 25, 2025. Additionally, the Tiger LOI expired on October 25, 2025.

Supplier Litigation

In October 2024, a former lab and safety equipment supplier filed a lawsuit in California Superior Court (Contra Costa County) against the Company and two co-defendants.  The complaint alleges breach of contract and related equitable claims based on a 2014 agreement that the supplier claims automatically renewed in 2023 for an 84-month term.  The lawsuit seeks specified damages.  On April 1, 2025, the Company filed an answer denying the allegations in the complaint and asserting affirmative defenses.  The court has set a trial for January 2027. Given the early stages of this matter and the Company’s intention to vigorously defend the case, we do not consider a loss to be probable or estimable at this time.

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, through December 31, 2025, settlement agreements have been reached in 104 of the cases and full or partial settlement payments of $28.8 million have been made by Elutia, with $9.6 million of such total settlement outlays having been paid through insurance proceeds. As of December 31, 2025, the Company has a total liability for FiberCel Litigation of $6.8 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. Such liability includes $5.8 million for 35 cases in which the settlements have been reached but had not yet been fully paid and $1.0 million for the five cases which have not yet been settled or adjudicated and for which the Company has estimated a probable loss for those cases as of December 31,2025.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, through December 31, 2025, settlement agreements have been reached in 16 of the cases and settlement payments of $1.5 million have been made by Elutia, all of which has been paid through insurance proceeds.

As of December 31, 2025, the Company has a total liability for VBM Litigation of $4.4 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. Such liability includes $1.0 million for three cases in which settlements have been reached but had not yet been paid and the remaining 15 cases, including unasserted claims that the Company believes are probable of assertion, and for which an estimation of probable loss is required as of year-end. The expense related to this estimate was recorded within Litigation costs, net in the accompanying consolidated statement of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Insurance Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The probable amounts of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of both December 31, 2025 and 2024 totaled $4.8 million and are recorded as Insurance Receivables of Litigation Costs in the accompanying consolidated balance sheets.

As of December 31, 2025, all amounts recorded as Insurance Receivables of Litigation Costs relate to the VBM Litigation, and additional insurance remains available to cover the future cost of the VBM Litigation and related defense costs. Conversely, the Company has no more insurance to cover the cost of the FiberCel Litigation and the related defense costs.

As of both December 31, 2025 and 2024, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation, and the matters involving Medtronic, Tiger and a former supplier.

Note 18. Segment Information

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

For the year ended December 31, 2025, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$9,138	$3,155	$12,293
Cost of goods sold, excluding intangible asset amortization	3,986	634	4,620
Segment gross profit	$5,152	$2,521	$7,673

The net sales for the year ended December 31, 2025 include the revenues derived from one customer which represents 18% of total net sales. Such customer is included within the Women’s Health segment.

For the year ended December 31, 2024, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$11,553	$2,914	$14,467
Cost of goods sold, excluding intangible asset amortization	5,568	1,107	6,675
Segment gross profit	$5,985	$1,807	$7,792

The net sales for the year ended December 31, 2024 include the revenues derived from one customer which represents 13% of total net sales. Such customer is included within the Women’s Health segment. The net sales for the year ended December 31, 2024 also include the revenues derived from one customer, which represents 10% of total net sales. Such customer is included within the Cardiovascular segment.

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024

Segment gross profit	$7,673	$7,792
Adjustments:
Intangible asset amortization expense	1,077	1,077
Sales and marketing	5,765	4,988
General and administrative	15,080	18,073
Research and development	4,163	2,998
Litigation costs, net	8,499	11,368
Loss from operations	(26,911)	(30,712)
Interest expense	(387)	934
Loss on revaluation of warrant liability	(13,424)	14,878
Other (income) expense, net	2,758	(1,186)
Loss from continuing operations before provision for income taxes	$(15,858)	$(45,338)

During the years ended December 31, 2025 and 2024, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.