Form 10-Q
period 2026-03-31
ELUTIA INC.
filed 2026-05-15
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 44,208,236 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding the potential payment of post-closing escrow amounts from the sale of our former Device Protection segment, which consisted of our cardiac implantable electronic device business (the “CIED Business”), to Boston Scientific Corporation and Cardiac Pacemakers Inc.; expectations regarding the potential payment of post-closing earnout payments from the sale of our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC; our anticipated expansion of our product development and research activities, including the expected development timelines of NXT-41 and NXT-41x, which are our next-generation biologic scaffolds combined with local antibiotic delivery; any statements and information concerning our future interactions with the U.S. Food and Drug Administration (“FDA”) regarding NXT-41 and NXT-41x; expectations for FDA clearance of NXT-41 and NXT-41x, including the timing and anticipated success thereof; the sufficiency of our current capital resources to develop and commercialize NXT-41 and NXT-41x; the size of the breast reconstruction market and the potential of the Company’s next-generation drug-eluting biomatrix products to compete in that market;  increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and a separate single lot of viable bone matrix (“VBM”) and expectations regarding the litigation matters with Medtronic Sofamor Danek USA, Inc. (“Medtronic”), Tiger Aesthetics Medical, LLC (“Tiger”) and a former lab and safety equipment supplier, amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

●	our ability to enhance our products, expand our product indications and successfully develop, acquire and commercialize additional product offerings, including NXT-41 and NXT-41x;
●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates;
●	our ability to raise funds in the future in the amounts and at the times needed;
●	our ability to achieve or sustain profitability;
●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;

●	our ability to defend against the various lawsuits related to FiberCel and VBM, and any other ongoing or future litigation, and avoid a material adverse financial consequence;
●	the continued and future acceptance of our products by the medical community;
●	our dependence on independent sales agents to generate a substantial portion of our net sales;
●	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases, are exclusive suppliers for products essential to our business;
●	our ability to successfully realize the anticipated benefits of the sale of our CIED and Orthobiologics Businesses;
●	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	our ability to maintain compliance with the continued listing requirements of, and maintain a listing of our Class A common stock on, the Nasdaq Capital Market;
●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	our ability to obtain, maintain and adequately protect our intellectual property rights.

These and other important factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in our other filings with the Securities and Exchange Commission (the “SEC”), each of which filings are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of our website at https://investors.Elutia.com/financials/sec-filings, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report which can be found at https://investors.Elutia.com/financials/sec-filings. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$28,488	$36,350
Accounts receivable, net	2,068	1,734
Inventory	2,657	2,617
Insurance receivables of litigation costs	5,348	4,846
Prepaid expenses and other current assets	2,030	2,271
Divestiture proceeds receivables	8,000	8,000
Total current assets	48,591	55,818

Property and equipment, net	2,909	2,511
Intangible assets, net	1,260	1,529
Operating lease right-of-use assets and other	2,449	2,492
Total assets	$55,209	$62,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,870	$4,791
Accrued expenses	5,815	4,352
Current portion of revenue interest obligation	5,500	4,400
Contingent liability for legal proceedings	8,016	11,241
Current operating lease liabilities	524	355
Total current liabilities	23,725	25,139

Long-term revenue interest obligation	1,873	2,828
Warrant liability	3,389	3,124
Long-term operating lease liabilities	3,695	3,587
Total liabilities	32,682	34,678

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025, and 44,208,236 and 42,784,848 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	44	43
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of March 31, 2026 and December 31, 2025, and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	206,165	203,842
Accumulated deficit	(183,682)	(176,213)
Total stockholders’ equity	22,527	27,672
Total liabilities and stockholders' equity	$55,209	$62,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$3,114	$2,951
Cost of goods sold	1,312	1,569
Gross profit	1,802	1,382
Sales and marketing	1,480	995
General and administrative	4,091	3,721
Research and development	1,973	871
Litigation costs, net	606	2,572
Total operating expenses	8,150	8,159
Loss from continuing operations	(6,348)	(6,777)
Interest (income) expense, net	(108)	184
Loss (gain) on revaluation of warrant liability	1,655	(5,187)
Other (income) expense, net	(71)	105
Loss from continuing operations before provision for income taxes	(7,824)	(1,879)
Income tax expense	70	8
Net loss from continuing operations	(7,894)	(1,887)
Income (loss) from discontinued operations	425	(2,046)
Net loss	(7,469)	(3,933)
Less: dilutive gain on revaluation of warrant liability	—	(5,201)
Net loss for dilutive earnings per share	$(7,469)	$(9,134)

Net loss from continuing operations per share - basic	$(0.18)	$(0.05)
Net loss from continuing operations per share - diluted	$(0.18)	$(0.17)
Net income (loss) from discontinued operations per share - basic	$0.01	$(0.05)
Net income (loss) from discontinued operations per share - diluted	$0.01	$(0.05)
Net loss per share - basic	$(0.17)	$(0.10)
Net loss per share - diluted	$(0.17)	$(0.21)

Weighted average common shares outstanding - basic	42,998,504	38,616,207
Weighted average common shares outstanding - diluted	42,998,504	42,913,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	42,784,848	$43	—	$—	$203,842	$(176,213)	$27,672
Exercise of stock options	1,875	—	—	—	2	—	2
Issuance of common stock under Employee Stock Purchase Plan	48,841	—	—	—	45	—	45
Vesting of restricted stock units, net of shares withheld and taxes paid	73,904	—	—	—	(44)	—	(44)
Stock-based compensation	—	—	—	—	931	—	931
Warrants exercise, net of administrative costs	1,298,768	1	—	—	1,389	—	1,390
Net loss	—	—	—	—	—	(7,469)	(7,469)
Balance, March 31, 2026	44,208,236	$44	—	$—	$206,165	$(183,682)	$22,527

Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.2 million	5,520,000	5	—	—	12,590	—	12,595
Issuance of common stock under Employee Stock Purchase Plan	31,558	—	—	—	80	—	80
Vesting of restricted stock units, net of shares withheld and taxes paid	103,558	1	—	—	(152)	—	(151)
Stock-based compensation	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	(3,933)	(3,933)
Balance, March 31, 2025	36,552,348	$37	4,313,406	$4	$197,027	$(233,526)	$(36,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(7,469)	$(3,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	868
Gain on sale of Orthobiologics Business	(425)	—
Loss (gain) on revaluation of warrant liability	1,655	(5,187)
Amortization of deferred financing costs and debt discount	—	53
Interest expense recorded as additional revenue interest obligation and long-term debt	145	702
Stock-based compensation	931	1,211
Changes in right-of-use assets and lease liabilities and lease incentives received	320	(103)
Changes in operating assets and liabilities:
Accounts receivable	(334)	(584)
Inventory	(40)	(375)
Receivables of litigation costs	(502)	867
Prepaid expenses and other	241	449
Accounts payable and accrued expenses	542	(225)
Contingent liability for legal proceedings	(3,225)	(2,624)
Net cash used in operating activities	(7,831)	(8,881)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	425	—
Expenditures for property and equipment	(459)	(278)
Net cash used in investing activities	(34)	(278)
FINANCING ACTIVITIES:
Proceeds from direct registered offering and warrants, net of offering costs	—	13,796
Repayments of insurance premium financings	—	(446)
Payments for taxes upon vesting of restricted stock units	(44)	(152)
Proceeds from stock option exercises and issuance of common stock under ESPP	47	80
Net cash provided by financing activities	3	13,278

Net (decrease) increase in cash and cash equivalents	(7,862)	4,119

Cash and cash equivalents, beginning of period	36,350	13,239
Cash and cash equivalents, end of period	$28,488	$17,358

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$—	$526
Conversion of Prefunded Warrants to common stock	$1,390	$—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“2025 Annual Report”) for the fiscal year ended December 31, 2025. The financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

On September 8, 2025, Elutia executed an Asset Purchase Agreement (the “APA”) with Boston Scientific Corporation (“BSC”), a Delaware corporation, and Cardiac Pacemakers Inc. (“CPI”), a Minnesota corporation (collectively with BSC, the “ CIED Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the APA, the CIED Buyers purchased from the Company substantially all of the assets that are related to the Company’s business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing its cardiac implantable electronic device (“CIED”) products, including its CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the APA. The APA provided for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88.0 million in cash, with $80.4 million (which includes an inventory adjustment of $0.4 million) that was paid in cash to Elutia at the closing of the transactions or shortly thereafter, and $8.0 million that was deposited at the closing of the transactions in escrow with a bank for twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by the Company. The Company recognized a gain, net of tax effect and divestiture costs, of $76.1 million on the sale of the CIED Business during the fourth quarter of 2025. Such gain included the recognition of the $8.0 million in escrow as a divestiture proceeds receivable on the accompanying balance sheet as of March 31, 2026.

The sale of the CIED Business represented a strategic shift that has a major effect on the Company’s operations and financial results. Consequently, the Company met the held-for-sale criteria of Accounting Standards Codification

(“ASC”) 205-20, Discontinued Operations. Accordingly, this transaction is accounted for as Discontinued Operations for all periods presented in accordance with ASC 205-20, Discontinued Operations. Unless indicated otherwise, the information in the notes to the consolidated financial statements relates to continuing operations. See Note 4 for further discussion of the divestiture of the CIED Business.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the three months ended March 31, 2026 or 2025. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 17, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount was recognized as additional gain in the first quarter of 2026 within income (loss) from discontinued operations in the accompanying condensed consolidated financial statements. Should the Company receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

Since inception, the Company has financed its operations primarily through amounts borrowed under its credit facilities, proceeds from its initial public offering (“IPO”), sales of its products and more recently, the sale of its Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of its common stock and warrants to purchase its common stock. The Company’s historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in its production activities, litigation defense and settlement costs and investing in its commercial infrastructure.  For the three months ended March 31, 2026, the Company incurred a loss from continuing operations of $7.9 million, and as of March 31, 2026, the Company had an accumulated deficit of $183.7 million. In addition, during the three months ended March 31, 2026, the Company used $7.8 million of cash in operating activities. The Company expects to incur operating losses and negative cash flows from operations for the foreseeable future, as the Company advances its development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with the Company’s development and commercialization efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The future viability of the Company is dependent on its ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. The Company may seek to raise capital through the issuance of common stock or debt such as the offerings described in Note 9 or pursue asset sales or other transactions, such as the sale of the CIED and Orthobiologics Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents as of March 31, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the consolidated financial statements. If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Reclassifications

The Company has determined that its operating and reportable segments are consistent with its major product groupings which in prior periods included Device Protection, Women’s Health and Cardiovascular. Segment results for the three months ended March 31, 2025, have been recast to conform to the new segment presentation, which now excludes Device Protection due to its divestiture noted above. Refer to the Segment Information in Note 12. Additionally, certain prior period amounts have been reclassified to conform to current period presentation.

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

Net Income (Loss) per Share

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock”) and Class B common stock, $0.001 par value per share (the “Class B common stock”). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore, both are treated as the same class of stock for purposes of the earnings per share calculation. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001. No shares of preferred stock have been issued or are outstanding as of March 31, 2026 and December 31, 2025. During the year ended December 31, 2025, all outstanding shares of Class B common stock were converted to Class A common stock.

Basic net income (loss) per share is computed by dividing net loss available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include common and prefunded warrants. For purposes of the diluted net income (loss) per share calculation, stock options, restricted stock units (“RSUs”) and warrants are considered to be common stock equivalents. In applying the two-class method, the Company has elected an accounting policy to determine whether undistributed earnings are allocated to participating securities by analogy to the ‘control number’ concept in ASC 260. Accordingly, the Company evaluates income (loss) from continuing operations to determine whether participating securities are allocated earnings. Participating securities are not allocated losses as they are not contractually obligated to share in losses. This policy is applied consistently from period to period. See Note 11 for further discussion of net income (loss) per share attributable to common stockholders.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three months ended March 31, 2026 or 2025.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement, June 2024 registered direct offering and 2025 registered direct offering (see Note 8) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in Loss (gain) loss on revaluation of warrant liability in the condensed consolidated statements of operations.

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

A portion of the Company’s product revenue is generated from consigned inventory maintained at hospitals and from inventory physically held by distributors and direct sales agents. For these types of product sales, the Company retains control until the product has been used or implanted, at which time revenue is recognized.

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

For the three months ended March 31, 2026, there was one customer that represented 14% of the Company’s accounts receivable, and during the year ended December 31, 2025, there was one customer that represented 13% of the Company’s accounts receivable.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2026 and 2025, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 4. Divestiture of CIED Business

As described in Note 2, on October 1, 2025, the Company completed the sale of its CIED Business. Accordingly,  the CIED Business is reported as discontinued operations in accordance with ASC 205-20 - Discontinued Operations and the amounts for the three months ended March 31, 2025 have been recast to conform to this discontinued operations presentation.

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed are presented in discontinued operations. Additionally, since the repayment of the Company’s SWK Loan Facility (see Note 7) was deemed to be contractually required as part of the CIED Business sale, interest expense on the repaid SWK Loan Facility is also classified within discontinued operations. The following table shows the financial results of the discontinued operations for the three months ended March 31, 2025:

Net sales	$3,079
Cost of goods sold	1,998
Gross profit	1,081
Sales and marketing	2,042
General and administrative	150
Research and development	34
Total operating expenses	2,226
Interest expense	901
Net loss	$(2,046)

Total operating and investing cash flows of discontinued operations for the three months ended March 31, 2025 are comprised of the following:

Significant operating non-cash reconciliation items
Depreciation and amortization	$594
Stock-based compensation	123
Changes in operating assets and liabilities:
Inventory	(206)
Prepaid expenses and other	83
Other liabilities	(74)

Significant investing items
Expenditures for property and equipment	(7)

See Note 2 for discussion of the financial results of discontinued operations recognized for the three months ended March 31, 2026 which relates to the Company’s sale of its Orthobiologics Business.

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants.  Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan, and in June 2023, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 shares.  In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of March 31, 2026, the Company had 810,198 shares of Class A common stock available for issuance under the 2020 Plan.

In March 2026, the Company established the Elutia Inc. 2026 Inducement Award Plan (the “2026 Inducement Plan”) to attract, retain and motivate persons who are expected to make important contributions to the Company. Shares of Class A common stock totaling 2,000,000 are reserved for issuance pursuant to the 2026 Inducement Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan, 2020 Plan and 2026 Inducement Plan for the three months ended March 31, 2026 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2025	3,297,941	$4.75	7.1	$-
Granted	3,039,000	$0.75
Exercised	(1,875)	$0.69
Forfeited	(109,897)	$4.44
Outstanding, March 31, 2026	6,225,169	$2.81	8.4	$945
Vested and exercisable, March 31, 2026	2,299,401	$5.18	6.7	$37

As of March 31, 2026, there was approximately $2.9 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.7 years.

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

The following weighted-average assumptions were used to determine the fair value of time-based options granted during the three months ended March 31, 2026:

Expected term (years)	6.0
Risk-free interest rate	3.8
Volatility factor	105.5
Dividend yield	—

There were no options granted during the three months ended March 31, 2025.

The Company has also granted stock options that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of March 31, 2026, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price, and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the three months ended March 31, 2026 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2025	726,805	$3.38
Granted	30,000	$1.22
Vested	(113,426)	$3.40
Forfeited	(749)	$3.61
Unvested, March 31, 2026	642,630	$3.28

The total fair value of the RSUs granted during the three months ended March 31, 2026 was approximately $0.1 million. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of March 31, 2026, $1.2 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 1.0 years.

The Company has granted RSUs that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of March 31, 2026, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of March 31, 2026, the total shares of Class A common stock authorized for issuance under the ESPP was 1,554,296, of which 1,142,972 remained available for future issuance.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three months ended March 31, 2026 and 2025 was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Sales and marketing	$43	$66
General and administrative	715	859
Research and development	173	143
Cost of goods sold	-	20
Total stock-based compensation expense	$931	$1,088

Stock-based compensation expense included within discontinued operations totaled $0.1 million for the three months ended March 31, 2025.

Note 6. Inventory

Inventory as of March 31, 2026 and December 31, 2025 was comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$373	$239
Finished goods	2,284	2,378
Total	$2,657	$2,617

Note 7. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2, Elutia fully repaid the SWK Loan Facility as required by the terms of the loan agreement. The outstanding principal, including the accrued exit fee, and accrued interest recognized as of this date totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt was $27.8 million, yielding a loss on early repayment of debt of $1.3 million (including the write-off of the unamortized debt discount and deferred financing costs of $0.4 million) in the fourth quarter of 2025. The weighted average interest rate on the SWK Loan Facility was 12.7% for the three months ended March 31, 2025.

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

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. There was no change to estimated future payments during the three months ended March 31, 2026 and 2025, and thus, no re-measurement gain or loss was recognized. Interest expense related to the Revenue Interest Obligation of approximately $0.1 million and $0.3 million was recorded for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the short-term portion of the Amended Revenue Interest Obligation which totals $5.5 million is comprised of the annual minimum payments of $4.4 million plus the unpaid $1.1 million quarterly minimum payment related to the fourth quarter of 2025. As of December 31, 2025, the short-term portion of the Amended Revenue Interest Obligation is comprised of the annual minimum payments of $4.4 million.

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

Warrant Liabilities

The Company has concluded that the 2025 Prefunded Warrants from the 2025 Registered Offering, the 2024 Prefunded Warrants from the 2024 Registered Offering and the Common Warrants and the 2023 Prefunded Warrants from the Private Offering do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model. As a result, the Company allocated a portion of the gross proceeds from the respective offerings to the related warrants based on their fair values and have recorded such amounts as a Warrant liability in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025. Additionally, the Company allocated a portion of the transaction fees from the 2024 Registered Offering, 2025 Registered Offering and the Private Offering to the respective warrants and recognized the expense within Other expense (income), net. Such expenses totaled $0.1 million for the three months ended March 31, 2025.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. The liability associated with the 2025 Prefunded Warrants, 2024 Prefunded Warrants  and 2023 Prefunded Warrants is recorded as Warrant liability in the accompanying consolidated balance sheet as of March 31, 2026 and December 31, 2025.

A summary of the warrant activity for the three months ended March 31, 2026 is as follows:

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants
Outstanding, December 31, 2025	3,323,326	725,000	480,000
Exercised	(1,300,000)	—	—
Outstanding, March 31, 2026	2,023,326	725,000	480,000

The valuation of the warrants is adjusted to fair value at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the three months ended March 31, 2026 (in thousands):

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Total Offering Warrants
Warrant liability, December 31, 2025	$2,292	$500	$332	$3,124
Loss on revaluation of warrant liability	1,221	261	173	1,655
Exercised	(1,390)	-	-	(1,390)
Warrant liability, March 31, 2026	$2,123	$761	$505	$3,389

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants due to the exercise price per share of $0.001. As such warrants utilize quoted prices for the Company’s Class A common stock (similar assets in the active market), their fair valuation is deemed to be “Level 2” within the fair value hierarchy. The fair value adjustments have been recorded as Loss (gain) on revaluation of warrant liability in the accompanying condensed consolidated statements of operations.

Note 10. Commitments and Contingencies

Cook Biotech License and Supply Agreements

In 2017, Elutia entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiovascular, CanGaroo and EluPro products, subject to certain co-exclusive rights retained by Cook. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. On October 1, 2025, in connection with the sale of the CIED Business described in Note 2, the Company entered into amendments to both the license (the “Amended License Agreement”) and supply agreements such that the Amended License Agreement removed all products divested with the sale of the CIED Business and includes only the Company’s remaining Cardiovascular products. Both agreements expire on December 31, 2028. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue.  No royalties were due or paid to Cook during the three months ended March 31, 2026 or 2025. The Amended License Agreement includes a final license fee payment of  $0.1 million to be paid by the Company in October 2026. The Company, in its sole discretion, can terminate the Amended License Agreement at any time.

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

FiberCel Litigation

As previously disclosed, in June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of March 31, 2026, four lawsuits or claims are active, 105 have been settled and there is one case where the statute of limitations to file a lawsuit has expired. Of the 105 cases that have settled, 30 have not yet been fully paid due to one or more scheduled payments being made after March 31, 2026. The unsettled lawsuits allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such remaining lawsuits were filed in the Superior Court of Marion County, Indiana and the Court of Common Pleas, Philadelphia County. The Company refers to the aforementioned litigation and claim notices collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

As also previously disclosed, in July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. Based on our discussions with the CDC, the Company believes that a total of 36 patients were treated with product from the single donor lot. Since August 2023, 28 product liability lawsuits or claims have been filed or asserted against the Company involving VBM. As of March 31, 2026, 10 lawsuits or claims are active, 17 have been settled and one case has been dismissed. Of the settled cases, thirteen have been fully paid and four have not yet been paid as of March 31, 2026. Furthermore, there are four potential claims where the statute of limitation to file a lawsuit has expired. The unsettled lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. To date, these lawsuits have been filed in California Superior Court, the United States District Court for the Southern District of California, the United States District Court for the Eastern District of Louisiana, the United States District Court for the Western District of Texas, the United States District Court for the Western District of Michigan, the Circuit Court of the State of Oregon and the United States District Court for the Southern District of New York.  The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “VBM Litigation.”

Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company’s operative complaint alleges breach of the 2019 Tissue Product Supply Agreement (the “Supply Agreement”) between the Company and Medtronic.  In particular, the complaint alleges that Medtronic did not honor its contractual obligations to defend and indemnify the Company for over 100 lawsuits against the Company alleging claims arising from the use of FiberCel products distributed by Medtronic and that Medtronic concealed and misrepresented an insurance policy potentially applicable to those FiberCel-related lawsuits.  The complaint does not specify the amount of damages owed by Medtronic for these breaches.  On July 31, 2024, Medtronic responded to the complaint by denying Elutia’s claims and asserting a single counterclaim alleging that Elutia breached certain representations and warranties under the Supply Agreement and owes ongoing indemnity obligations to Medtronic.  The counterclaim does not specify the amount of any alleged damages. On September 19, 2025, Medtronic filed a partial motion (“Partial Motion”) to dismiss some of the claims in Elutia’s current complaint.  Elutia filed an opposition to that Partial Motion, and Medtronic filed a reply brief.  The court’s previously set hearing date for the Partial Motion of February 20, 2026 was vacated and has not been rescheduled. The court’s decision on the Partial Motion to dismiss is expected after the hearing.  Discovery is ongoing in the case.  Given the early stages of this matter and the Company’s intention to vigorously defend Medtronic’s counterclaim, we do not consider a loss to be probable or estimable at this time.

Tiger Litigation

On October 21, 2025, Tiger Aesthetics Medical, LLC (“Tiger”) filed an action against Elutia in the Superior Court of the State of Delaware. Tiger’s original complaint alleged breach of contract and related claims related to the 2023 distribution agreement (the “Tiger Distribution Agreement”) between the Company and Tiger as well as the August 2025 letter of intent (the “Tiger LOI”) for the possible sale by the Company to Tiger of certain assets and rights. The complaint does not specify the amount of any alleged damages. In March 2026, the Superior Court granted Elutia’s motion to dismiss the complaint in part.  On April 15, 2026, Tiger filed an amended complaint asserting three claims relating only to the Tiger LOI.  Elutia has not yet filed a response to the amended complaint.  Given the early stages of this matter and the Company’s intention to vigorously defend against Tiger’s claims, Elutia does not consider a loss to be probable or estimable at this time. Elutia terminated the Tiger Distribution Agreement effective October 25, 2025. Additionally, the Tiger LOI expired on October 25, 2025.

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

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, through March 31, 2026, settlement agreements have been reached in 105 of the cases and full or partial settlement payments of $32.2 million have been made by Elutia, with $9.6 million of such total settlement outlays having been paid through insurance proceeds. As of March 31, 2026, the Company has a total liability for FiberCel Litigation of $3.6 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. Such liability includes $2.7 million for 30 cases in which the settlements have been reached but had not yet been fully paid and $0.9 million for the four cases which have not yet been settled or adjudicated and for which the Company has estimated a probable loss.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, through March 31, 2026, settlement agreements have been reached in 17 of the cases and settlement payments of $1.5 million have been made by Elutia, all of which has been paid through insurance proceeds.

As of March 31, 2026, the Company has a total liability for VBM Litigation of $4.4 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying consolidated balance sheets. Such liability includes $1.5 million for four cases in which settlements have been reached but had not yet been paid and the remaining 14 cases, including unasserted claims that the Company believes are probable of assertion, for which an estimation of probable loss is required as of March 31, 2026. The expense related to this estimate was recorded within Litigation costs, net in the accompanying consolidated statement of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for FiberCel Litigation, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The probable amounts of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of March 31, 2026 totaled $5.3 million and are recorded as Insurance Receivables of Litigation Costs in the accompanying consolidated balance sheets.

As of March 31, 2026, all amounts recorded as Insurance Receivables of Litigation Costs relate to the VBM Litigation, and additional insurance remains available to cover the future cost of the VBM Litigation and related defense costs. Conversely, the Company has no more insurance to cover the cost of the FiberCel Litigation and the related defense costs.

As of March 31, 2026 and 2025, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation, and the matters involving Medtronic, Tiger and a former supplier.

Note 11. Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for gains on the revaluation of warrant liability (see Note 9), by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of the Company’s prefunded warrants (see Note 9), outstanding stock options, outstanding RSUs, and shares issuable under the ESPP. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

	Three Months Ended
(in thousands, except share and per share data)	March 31,
	2026	2025
Numerator:
Net loss from continuing operations	$(7,894)	$(1,887)
Income (loss) from discontinued operations	425	(2,046)
Net loss	(7,469)	(3,933)
Less: dilutive gain on revaluation of warrant liability	—	(5,201)
Net loss for diluted earnings per share	$(7,469)	$(9,134)

Denominator:
Weighted average number of common shares - basic	42,998,504	38,616,207
Effect of dilutive common and prefunded warrants	—	4,296,904
Weighted average number of common shares - diluted	42,998,504	42,913,111

Net loss from continuing operations per share - basic	$(0.18)	$(0.05)
Net loss from continuing operations per share - diluted	$(0.18)	$(0.17)
Net income (loss) from discontinued operations per share - basic	$0.01	$(0.05)
Net income (loss) from discontinued operations per share - diluted	$0.01	$(0.05)
Net loss per share - basic	$(0.17)	$(0.10)
Net loss per share - diluted	$(0.17)	$(0.21)

Certain of the Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	Three Months Ended
	March 31,
	2026	2025
Options to purchase common stock	6,225,169	3,204,215
Restricted stock units	642,630	1,342,766
Class A common stock warrants	187,969	187,969
2023 Prefunded Warrants	2,023,326	—
2024 Prefunded Warrants	725,000	—
2025 Prefunded Warrants	480,000	480,000
Total	10,284,094	5,214,950

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

For the three months ended March 31, 2026, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$2,089	$1,025	$3,114
Cost of goods sold, excluding intangible asset amortization	891	151	1,042
Segment gross profit	$1,198	$874	$2,072

For the three months ended March 31, 2025, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$2,625	$326	$2,951
Cost of goods sold, excluding intangible asset amortization	1,173	127	1,300
Segment gross profit	$1,452	$199	$1,651

No customer exceeded 10% of the Company’s total net sales for the three months ended March 31, 2026. One customer in the Women’s Health segment, Tiger, represented 32% of total net sales for the three months ended March 31, 2025. The Company distribution agreement with Tiger was terminated effective October 2025.

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the three months ended March 31, 2026 and 2025, (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Segment gross profit	$2,072	$1,651
Adjustments:
Intangible asset amortization expense	(270)	(269)
Sales and marketing	(1,480)	(995)
General and administrative	(4,091)	(3,721)
Research and development	(1,973)	(871)
Litigation costs, net	(606)	(2,572)
Loss from operations	(6,348)	(6,777)
Interest (income) expense, net	(108)	184
Loss (gain) on revaluation of warrant liability	1,655	(5,187)
Other (income) expense, net	(71)	105
Loss from continuing operations before provision for income taxes	$(7,824)	$(1,879)

During the three months ended March 31, 2026 and 2025, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, plans and assumptions concerning events and financial trends that involve risks and may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” of this Quarterly Report and in the section entitled “Risk Factor Summary” and in Part I, Item IA. “Risk Factors” of our 2025 Annual Report.

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

In March 2025, we signed a lease for 26,598 square feet of production, laboratory and administrative space in Gaithersburg, Maryland, which now serves as our headquarters and primary operations site. This facility supports administrative functions as well as the development of NXT-41 and NXT-41x and, subject to obtaining the necessary FDA marketing authorizations, is expected to support the commercial production of NXT-41x, to the extent marketing authorization is obtained.

Discontinued Operations - Sale of CIED Businesses

On September 8, 2025, we executed an Asset Purchase Agreement (the “APA”) with Boston Scientific Corporation (“BSC”) and Cardiac Pacemakers Inc. (collectively with BSC, the “CIED Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the APA, the CIED Buyers purchased from Elutia substantially all of the assets related to its business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing CIED products, including the CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”).

The APA provided for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the APA, of up to $88 million in cash, with $80.4 million (which included an inventory adjustment of $0.4 million) that was paid in cash to Elutia at closing of the transactions, and $8.0 million that was deposited at the closing of the transactions in escrow for a period of twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the APA by Elutia. The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the APA.

As described in Note 2 to the consolidated financial statements, the sale of the CIED Business was accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. Consequently, the results of operations from the CIED Business are reported as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2025.

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

Discontinued Operations - Sale of Orthobiologics Businesses

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represented the entirety of our Orthobiologics segment. We received approximately $14.6 million, and we may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date.  Pursuant to the purchase agreement, we retained the liabilities arising out of the viable bone matrix (“VBM”) and FiberCel recall matters, as described in Note 17 to the consolidated financial statements, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount was recognized as additional gain in the first quarter of 2026. Should we receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Over the last several years, our product development efforts have primarily related to activities associated with the development of EluPro, our initial DEB product offering, which gained FDA clearance in June 2024 and was sold in connection with the divestiture of the CIED Business in October 2025. Future development efforts and associated internal and external costs are expected to focus on our lead development programs consisting of next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs. Such expenses also include the FiberCel-related Medtronic litigation. See Note 10 to the condensed consolidated financial statements for further discussion of all litigation proceedings.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026		2025		Change 2025 / 2026
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$3,114	100.0%	$2,951	100.0%	$163	5.5%
Cost of goods sold	1,312	42.1%	1,569	53.2%	(257)	(16.4)%
Gross profit	1,802	57.9%	1,382	46.8%	420	30.4%
Sales and marketing	1,480	47.5%	995	33.7%	485	48.7%
General and administrative	4,091	131.4%	3,721	126.1%	370	9.9%
Research and development	1,973	63.4%	871	29.5%	1,102	126.5%
Litigation costs, net	606	19.5%	2,572	87.2%	(1,966)	(76.4)%
Total operating expenses	8,150	261.7%	8,159	276.5%	(9)	(0.1)%
Loss from continuing operations	(6,348)	(203.9)%	(6,777)	(229.7)%	429	(6.3)%
Interest (income) expense, net	(108)	(3.5)%	184	6.2%	(292)	(158.7)%
Loss (gain) on revaluation of warrant liability	1,655	53.1%	(5,187)	(175.8)%	6,842	(131.9)%
Other (income) expense, net	(71)	(2.3)%	105	3.6%	(176)	(167.6)%
Loss from continuing operations before provision for income taxes	(7,824)	(251.3)%	(1,879)	(63.7)%	(5,945)	316.4%
Income tax expense	70	2.2%	8	0.3%	62	NM %
Net loss from continuing operations	(7,894)	(253.5)%	(1,887)	(63.9)%	(6,007)	318.3%
Income (loss) from discontinued operations	425	13.6%	(2,046)	(69.3)%	2,471	(120.8)%
Net income (loss)	$(7,469)	(239.9)%	$(3,933)	(133.3)%	$(3,536)	89.9%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended March 31,
	2026		2025
		% of Net		% of Net	Change 2025 / 2026
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Women's Health	2,089	67.1%	2,625	89.0%	(536)	(20.4)%
Cardiovascular	1,025	32.9%	326	11.0%	$699	214.4%
Total Net Sales	$3,114	100.0%	$2,951	100.0%	$163	5.5%

Total net sales were $3.1 million in the three months ended March 31, 2026, an increase of $0.2 million compared to $2.9 million in the three months ended March 31, 2025. The increase was due to higher sales of  Cardiovascular compared to the three months ended March 31, 2025, partially offset by declines in Women’s Health. With respect to Cardiovascular, our former exclusive distribution agreement with LeMaitre Vascular terminated in April 2025, and we resumed selling these products directly through independent sales agents in May 2025. The sales increases in the three months ended March 31, 2026 were generated by both volume growth and higher unit prices as such sales are now at end-user pricing versus contracted prices (which are lower than end-user pricing). The decrease in Women’s Health was caused by our termination of the Tiger distribution agreement as noted above, partially offset by growth in sales by our independent sales agents. Sales of SimpliDerm generated by Tiger totaled $0.9 million in the three months ended March 31, 2025.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended March 31,
	2026		2025
		Gross		Gross	Change 2025 / 2026
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Women's Health	891	57.3%	1,173	55.3%	(282)	(24.0)%
Cardiovascular	151	85.3%	127	61.0%	24	18.9%
Cost of goods sold, excluding intangible asset amortization	1,042	66.5%	1,300	55.9%	(258)	(19.8)%
Intangible asset amortization expense	270	(8.7)%	269	(9.1)%	1	0.4%
Total Cost of Goods Sold	$1,312	57.9%	$1,569	46.8%	$(257)	(16.4)%

Total cost of goods sold decreased $0.3 million to $1.3 million in the three months ended March 31, 2026 compared to $1.6 million in the three months ended March 31, 2025. Gross margin was 57.9% in the three months ended March 31, 2026 compared to 46.8% in the three months ended March 31, 2025. Gross margin, excluding intangible asset amortization, was 66.5% in the three months ended March 31, 2026 compared to 55.9% in the three months ended March 31, 2025. The improvement between years was due to both Women’s Health and Cardiovascular, where, in mid to late 2025, we resumed selling these products only directly to hospitals and other healthcare facilities through our independent sales agents where end user pricing (versus contracted prices with distributors) yields higher margins.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.5 million, or 48.7%, to $1.5 million in the three months ended March 31, 2026 compared to $1.0 million in the three months ended March 31, 2025. As a percentage of sales, sales and marketing expenses increased to 47.5% in the three months ended March 31, 2026 from 33.7% in the three months ended March 31, 2025. The increase was largely attributable to sales commission expense growth commensurate with the resumption in the direct selling of our Cardiovascular products as well as the entirety of SimpliDerm sales occurring through our commissioned independent sales agents in 2026.

General and Administrative

G&A expenses increased $0.4 million, or 9.9%, to $4.1 million in the three months ended March 31, 2026 compared to $3.7 million in the three months ended March 31, 2025. The increase in expense was primarily driven by the incremental facility costs associated with our Gaithersburg headquarters to which we moved in May 2025.

Research and Development

R&D expenses increased $1.1 million, or 126.5% to $2.0 million in the three months ended March 31, 2026 compared to $0.9 million in the three months ended March 31, 2025. The increase in expense reflects our heightened development activity in the 2026 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net decreased to $0.6 million in the three months ended March 31, 2026 compared to $2.6 million in the three months ended March 31, 2025. The decrease in expense was primarily due to significant reductions in our FiberCel activities and related contingent liability fluctuations with nearly all cases having been settled as of March 31, 2026. As of March 31, 2026, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 10 to the condensed consolidated financial statements.

Interest (Income) Expense, net

Interest (income) expense, net was interest income of $0.1 million in the three months ended March 31, 2026 and interest expense of $0.2 million in the three months ended March 31, 2025. The change results from a higher average cash balance in the 2026 period yielding greater interest income to offset the interest expense incurred on the Ligand Revenue Interest Obligation deseribed below.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2026 and 2025. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric and the results of the segments in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three months ended March 31, 2026 and 2025, to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Net sales	$3,114	$2,951
Cost of goods sold	1,312	1,569
Gross profit	1,802	1,382
Intangible asset amortization expense	270	269
Gross profit, excluding intangible asset amortization	$2,072	$1,651
Gross margin	57.9%	46.8%
Gross margin, excluding intangible asset amortization	66.5%	55.9%

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

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $28.5 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure.  We expect to incur operating losses and negative cash flows from operations for the foreseeable future as we advance our development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. The future viability of Elutia is dependent on our ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. We may seek to raise capital through the issuance of common stock or debt such as the offerings described below or pursue asset sales or other transactions, such as the sale of the Orthobiologics and CIED Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

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

Cash Flows for the Three Months ended March 31, 2026 and 2025

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,831)	$(8,881)
Investing activities	(34)	(278)
Financing activities	3	13,278
Net (decrease) increase in cash and cash equivalents	$(7,862)	$4,119

Cash Flows From Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $7.9 million compared to $8.9 million for the three months ended March 31, 2025. The decrease was primarily due to a lower operating loss in the current year.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was less than $0.1 million compared to $0.3 million for the three months ended March 31, 2025. The decrease was primarily due to proceeds received from the sale of our Orthobiologics Business during the first quarter of 2026.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was less than $0.1 million compared to $13.3 million for the three months ended March 31, 2025. The prior year’s cash generation was primarily through the 2025 Registered Offering.

Payoff and Termination of SWK Loan Facility

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

Funding Requirements

As of March 31, 2026, we had cash and cash equivalents of approximately $28.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through equity offerings, debt financings, substitution of cash payment obligations with equity or asset sale or other transactions. In the future, we may also seek to preserve existing capital by obtaining waivers, amendments or similar accommodations from our lenders and other obligees. However, such transactions may not be successful, and we may not be able to raise additional equity or debt, sell or license assets or obtain waivers or amendments on acceptable terms, or at all. We may also consider raising additional capital in the future to expand our business, pursue strategic investments or take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including, among other things:

●	the cost of our research and development activities and the cost and timing of commercializing new products or technologies, including NXT-41 and NXT-41x;
●	the costs of defending against, or the damages payable in connection with the FiberCel Litigation and VBM Litigation, associated litigation related to indemnity claims by other defendants to the FiberCel Litigation and any other ongoing or future litigation that we are or may be subject to (to the extent above the applicable insurance coverage);
●	continued patient, physician and market acceptance of our products;
●	the scope, rate of progress and cost of our current and future pre-clinical and clinical studies;
●	the cost and timing of expanding our sales and marketing capabilities;
●	the cost of filing and prosecuting patent applications and maintaining, defending and enforcing our patent or other intellectual property rights;

●	the cost of defending, in litigation or otherwise, any claims that we infringe, misappropriate or otherwise violate third-party patents or other intellectual property rights;
●	the cost and timing of additional regulatory approvals;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the expenses we incur in manufacturing and selling our products;
●	the extent to which we acquire or invest in products, technologies and businesses in the future, although we may currently have no commitments or agreements relating to any of these types of transactions;
●	the costs of operating as a public company; and
●	unanticipated general, legal and administrative expenses.

In addition, our operating plans may change as a result of any number of factors, including those set forth above and other factors currently unknown to us, and we may need additional funds sooner than anticipated. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares of our common stock and/or declaring dividends. If we raise funds through collaborations, licensing agreements or other strategic alliances, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay the development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize and reduce marketing, customer support or other resources devoted to our products or cease operations. See our 2025 Annual Report Part I, Item 1A. “Risk Factors — Risks Related to Our Business — Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.”

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2025 Annual Report, and, during the three months ended March 31, 2026, there were no material changes to those previously disclosed.

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

Interest Rate Risk

With the repayment of our SWK Loan Facility on October 1, 2025 (see “Payoff and Termination of SWK Loan Facility” in Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we are no longer subject to any material interest rate risk, which was formerly our primary exposure to market risk.

Credit Risk

As of March 31, 2026, our cash and cash equivalents were maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the three months ended March 31, 2026 and 2025. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our 2025 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our 2025 Annual Report.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC.	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

4.9	2025 Form of Prefunded Warrant	8-K	001-39577	4.1	2/4/2025

10.43	Elutia Inc. 2026 Inducement Award Plan	8-K	001-39577	10.1	3/9/2026

10.44	Form of Stock Option Agreement under the Elutia Inc. 2026 Inducement Award Plan	8-K	001-39577	10.2	3/9/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELUTIA INC.

Date: May 15, 2026	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2026	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)