Form 10-Q
period 2026-06-30
ELUTIA INC.
filed 2026-08-14
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, there were 44,289,230 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; plans for the closing of the sale of our business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis (hADM) products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”), which is subject to customary closing conditions, including if and when the transaction will be consummated, and any statements regarding the maximum of up to $3 million in contingent technology transfer and commercial milestone and earn-out payments, which if earned, will form part of the consideration and are conditioned upon satisfaction of certain milestones and metrics; expectations regarding the potential payment of post-closing escrow amounts from the sale of our former Device Protection segment, which consisted of our cardiac implantable electronic device business (the “CIED Business”), to Boston Scientific Corporation and Cardiac Pacemakers Inc.; expectations regarding the potential payment of post-closing earnout payments from the sale of our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC; our anticipated expansion of our product development and research activities, including the expected development timelines of NXT-41 and NXT-41x, which are our next-generation biologic scaffolds combined with local antibiotic delivery; any statements and information concerning our future interactions with the U.S. Food and Drug Administration (“FDA”) regarding NXT-41 and NXT-41x; expectations for FDA clearance of NXT-41 and NXT-41x, including the timing and anticipated success thereof; the sufficiency of our current capital resources to develop and commercialize NXT-41 and NXT-41x; the size of the breast reconstruction market and the potential of the Company’s next-generation drug-eluting biomatrix products to compete in that market;  increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and a separate single lot of viable bone matrix (“VBM”) and expectations regarding the litigation matter with a former lab and safety equipment supplier, amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

●	our ability to enhance our products, expand our product indications and successfully develop, acquire and commercialize additional product offerings, including NXT-41 and NXT-41x;
●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates;
●	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;

●	our ability to achieve or sustain profitability;
●	our ability to service our indebtedness;
●	our ability to regain compliance with Nasdaq’s minimum bid price requirement and otherwise maintain compliance with any other listing requirement of Nasdaq Capital Market, and our ability to maintain a listing of our Class A common stock on the Nasdaq Capital Market;
●	our ability to raise funds in the future in the amounts and at the times needed;
●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;
●	risks relating to the pending sale of the SimpliDerm Business, including: (i) the occurrence of any event, change or circumstance that could delay the sale of the SimpliDerm Business or give rise to termination of the related asset purchase agreement; (ii) the risk that the technology transfer and commercial milestone payments from the sale of the SimpliDerm Business are reduced, delayed, or not earned or received; (iii) the outcome of any legal proceedings instituted against us following announcement of the sale of the SimpliDerm Business; (iv) the inability to consummate the sale of the SimpliDerm Business due to failure to satisfy closing conditions; (v) the risk that the sale of the SimpliDerm Business disrupts our current plans and operations, including distraction of management and employees; and (vi) costs related to the sale of the SimpliDerm Business;
●	our ability to defend against the various lawsuits related to FiberCel and VBM, and any other ongoing or future litigation, and avoid a material adverse financial consequence;
●	the continued and future acceptance of our products by the medical community;
●	our dependence on independent sales agents to generate a substantial portion of our net sales;
●	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases, are exclusive suppliers for products essential to our business;
●	our ability to successfully realize the anticipated benefits of the sale of our CIED and Orthobiologics Businesses;
●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	our ability to obtain, maintain and adequately protect our intellectual property rights.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our 2025 Annual Report which can be found at https://investors.Elutia.com/financials/sec-filings and Part II, Item 1A. “Risk Factors” in this Quarterly Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,896	$36,350
Accounts receivable, net	1,438	1,734
Inventory	2,649	2,617
Insurance receivables of litigation costs	3,854	4,846
Prepaid expenses and other current assets	1,378	2,271
Divestiture proceeds receivable	8,000	8,000
Total current assets	37,215	55,818

Property and equipment, net	2,922	2,511
Intangible assets, net	990	1,529
Operating lease right-of-use assets and other	2,522	2,492
Total assets	$43,649	$62,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,531	$4,791
Accrued expenses	4,798	4,352
Current portion of revenue interest obligation	6,412	4,400
Contingent liability for legal proceedings	5,619	11,241
Current operating lease liabilities	685	355
Total current liabilities	21,045	25,139

Long-term revenue interest obligation	—	2,828
Warrant liability	3,163	3,124
Long-term operating lease liabilities	3,695	3,587
Total liabilities	27,903	34,678

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025, and 44,289,230 and 42,784,848 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	44	43
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of June 30, 2026 and December 31, 2025 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	207,030	203,842
Accumulated deficit	(191,328)	(176,213)
Total stockholders’ equity	15,746	27,672
Total liabilities and stockholders' equity	$43,649	$62,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$2,427	$2,747	$5,541	$5,698
Cost of goods sold	980	1,294	2,292	2,863
Gross profit	1,447	1,453	3,249	2,835
Sales and marketing	1,366	1,273	2,846	2,268
General and administrative	3,454	3,552	7,545	7,273
Research and development	2,527	989	4,500	1,860
Litigation costs, net	2,057	4,004	2,663	6,576
Total operating expenses	9,404	9,818	17,554	17,977
Loss from operations	(7,957)	(8,365)	(14,305)	(15,142)
Interest income, net	(35)	(491)	(143)	(307)
(Gain) loss on revaluation of warrant liability	(226)	(2,233)	1,429	(7,420)
Other (income) expense, net	(58)	1,442	(129)	1,547
Loss before provision for income taxes	(7,638)	(7,083)	(15,462)	(8,962)
Income tax expense	8	8	78	16
Net loss from continuing operations	(7,646)	(7,091)	(15,540)	(8,978)
(Loss) income from discontinued operations	—	(2,519)	425	(4,565)
Net loss	(7,646)	(9,610)	(15,115)	(13,543)
Less: dilutive gain on revaluation of warrant liability	—	(2,233)	—	(7,419)
Net loss for diluted earnings per share	$(7,646)	$(11,843)	$(15,115)	$(20,962)

Net loss from continuing operations per share - basic	$(0.17)	$(0.17)	$(0.36)	$(0.22)
Net loss from continuing operations per share - diluted	$(0.17)	$(0.20)	$(0.36)	$(0.37)
Net (loss) income from discontinued operations per share - basic	$—	$(0.06)	$0.01	$(0.11)
Net (loss) income from discontinued operations per share - diluted	$—	$(0.05)	$0.01	$(0.10)
Net loss per share - basic	$(0.17)	$(0.23)	$(0.35)	$(0.34)
Net loss per share - diluted	$(0.17)	$(0.26)	$(0.35)	$(0.47)

Weighted average common shares outstanding - basic	44,223,722	41,782,556	43,622,360	40,239,372
Weighted average common shares outstanding - diluted	44,223,722	46,308,642	43,622,360	44,765,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2026	44,208,236	$44	—	$—	$206,165	$(183,682)	$22,527
Exercise of stock options	2,813	—	—	—	2	—	2
Vesting of restricted stock units, net of shares withheld and taxes paid	78,181	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	905	—	905
Net loss	—	—	—	—	—	(7,646)	(7,646)
Balance, June 30, 2026	44,289,230	$44	—	$—	$207,030	$(191,328)	$15,746

Balance, March 31, 2025	36,552,348	$37	4,313,406	$4	$197,027	$(233,526)	$(36,458)
Issuance of common stock as payment under revenue interest obligation	1,105,528	1	—	—	2,199	—	2,200
Issuance of common stock as payment of interest	50,000	—	—	—	83	—	83
Exercise of Prefunded Warrants	249,910	—	—	—	890	—	890
Vesting of restricted stock units, net of shares withheld and taxes paid	124,149	—	—	—	(97)	—	(97)
Stock-based compensation	—	—	—	—	1,149	—	1,149
Net loss	—	—	—	—	—	(9,610)	(9,610)
Balance, June 30, 2025	38,081,935	$38	4,313,406	$4	$201,251	$(243,136)	$(41,843)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	42,784,848	$43	—	$—	$203,842	$(176,213)	$27,672
Exercise of stock options	4,688	—	—	—	4	—	4
Issuance of common stock under Employee Stock Purchase Plan	48,841	—	—	—	45	—	45
Vesting of restricted stock units, net of shares withheld and taxes paid	152,085	—	—	—	(86)	—	(86)
Warrants exercise, net of administrative costs	1,298,768	1	—	—	1,389	—	1,390
Stock-based compensation	—	—	—	—	1,836	—	1,836
Net loss	—	—	—	—	—	(15,115)	(15,115)
Balance, June 30, 2026	44,289,230	$44	—	$—	$207,030	$(191,328)	$15,746

Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.1 million	5,520,000	6	—	—	12,590	—	12,596
Issuance of common stock as payment under revenue interest obligation	1,105,528	1	—	—	2,199	—	2,200
Issuance of common stock as payment of interest	50,000	—	—	—	83	—	83
Exercise of Prefunded Warrants	249,910	—	—	—	890	—	890
Issuance of common stock under Employee Stock Purchase Plan	31,558	—	—	—	80	—	80
Vesting of restricted stock units, net of shares withheld and taxes paid	227,707	—	—	—	(249)	—	(249)
Stock-based compensation	—	—	—	—	2,360	—	2,360
Net loss	—	—	—	—	—	(13,543)	(13,543)
Balance, June 30, 2025	38,081,935	$38	4,313,406	$4	$201,251	$(243,136)	$(41,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
Net loss	$(15,115)	$(13,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679	1,760
Gain on sale of Orthobiologics Business	(425)	—
(Gain) loss on revaluation of warrant liability	1,429	(7,420)
Amortization of deferred financing costs and debt discount	—	107
Interest expense recorded as additional revenue interest obligation and long-term debt	285	2,646
Stock-based compensation	1,836	2,360
Changes in right-of-use assets and lease liabilities and lease incentives received	408	—
Payments on revenue interest obligation	(1,100)	—
Changes in operating assets and liabilities:
Accounts receivable	296	(874)
Inventory	(32)	(1,332)
Insurance receivables of litigation costs	994	463
Prepaid expenses and other	892	1,153
Accounts payable and accrued expenses	(816)	1,021
Contingent liability for legal proceedings	(5,623)	(3,417)
Other liabilities	—	(33)
Net cash used in operating activities	(16,292)	(17,109)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	425	—
Expenditures for property and equipment	(550)	(392)
Net cash used in investing activities	(125)	(392)
FINANCING ACTIVITIES:
Proceeds from private placement and warrants, net of offering costs	—	13,796
Repayments of insurance premium financings	—	(865)
Payments for taxes upon vesting of restricted stock units	(86)	(249)
Proceeds from stock option exercises and issuance of common stock under ESPP	49	80
Net cash provided by (used in) financing activities	(37)	12,762

Net decrease in cash and cash equivalents	(16,454)	(4,739)

Cash and cash equivalents, beginning of period	36,350	13,239
Cash and cash equivalents, end of period	$19,896	$8,500

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$1,100	$548
Issuance of common stock as payment under revenue interest obligation	$—	$2,200
Operating lease right-of-use assets executed	$113	$2,271
Conversion of Prefunded Warrants to common stock	$1,390	$890

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

On August 6, 2026, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock, par value $0.001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Notice”). The Notice provided a compliance period of 180 calendar days from the date of the Notice, or until February 2, 2027 (the “Compliance Period”), to regain compliance with the Minimum Bid Price requirement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“2025 Annual Report”) for the fiscal year ended December 31, 2025. The financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

On September 8, 2025, Elutia executed an Asset Purchase Agreement (the “CIED APA”) with Boston Scientific Corporation (“BSC”), a Delaware corporation, and Cardiac Pacemakers Inc. (“CPI”), a Minnesota corporation (collectively with BSC, the “CIED Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the CIED APA, the CIED Buyers purchased from the Company substantially all of the assets that are related to the Company’s business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing its cardiac implantable electronic device (“CIED”) products, including its CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the CIED APA. The CIED APA provided for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the CIED APA, of up to $88.0 million in cash, with $80.4 million (which includes an inventory adjustment of $0.4 million) that was paid in cash to Elutia at the closing of the transactions or shortly thereafter, and $8.0 million that was deposited at the closing of the transactions in escrow with a bank for twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the CIED APA by the Company. The Company recognized a gain, net of tax effect and divestiture costs, of $76.1 million on the sale of the CIED Business during the fourth quarter of 2025. Such gain included the recognition of the $8.0 million in escrow as a divestiture proceeds receivable on the accompanying balance sheet as of June 30, 2026.

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

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the three or six months ended June 30, 2026 or 2025. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 10, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount was recognized as additional gain in the first quarter of 2026 within income (loss) from discontinued operations in the accompanying condensed consolidated financial statements. Should the Company receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

Since inception, the Company has financed its operations primarily through amounts borrowed under its credit facilities, proceeds from its initial public offering (“IPO”), sales of its products and more recently, the sale of its Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of its common stock and warrants to purchase its common stock. The Company’s historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in its production activities, litigation defense and settlement costs and investing in its commercial infrastructure.  For the six months ended June 30, 2026, the Company incurred a loss from continuing operations of $15.5 million, and as of June 30, 2026, the Company had an accumulated deficit of $191.3 million. In addition, during the six months ended June 30, 2026, the Company used $16.3 million of cash in operating activities. The Company expects to incur operating losses and negative cash flows from operations for the foreseeable future, as the Company advances its development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with the Company’s development and commercialization efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The future viability of the Company is dependent on its ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. The Company may seek to raise capital through the issuance of common stock or debt such as the offerings described in Note 9 and the new debt facility described in Note 13, or pursue asset sales or other transactions, such as the sale of the CIED and Orthobiologics Businesses described above and the pending sale of the SimpliDerm business described in Note

13.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents and proceeds received under its term loan facility described in Note 13 will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the condensed consolidated financial statements. If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Reclassifications

The Company has determined that its operating and reportable segments are consistent with its major product groupings which in prior periods included Device Protection, Women’s Health and Cardiovascular. Segment results for the three and six months ended June 30, 2025, have been recast to conform to the new segment presentation, which now excludes Device Protection due to its divestiture noted above. Refer to the Segment Information in Note 12. Additionally, certain prior period amounts have been reclassified to conform to current period presentation.

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

Net Income (Loss) per Share

Our common stock has a dual class structure, consisting of Class A common stock, $0.001 par value per share (the “Class A common stock”) and Class B common stock, $0.001 par value per share (the “Class B common stock”). Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore, both are treated as the same class of stock for purposes of the earnings per share calculation. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued or are outstanding as of June 30, 2026 and December 31, 2025. During the year ended December 31, 2025, all outstanding shares of Class B common stock were converted to Class A common stock.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and six months ended June 30, 2026 or 2025.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement, June 2024 registered direct offering and 2025 registered direct offering (see Note 9) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in Loss (gain) on revaluation of warrant liability in the condensed consolidated statements of operations.

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

There were two customers that represented 23% and 11%, respectively, of the Company’s accounts receivable as of June 30, 2026. There was one customer that represented 13% of the Company’s accounts receivable as of December 31, 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and six months ended June 30, 2026 and 2025, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 4. Divestiture of CIED Business

As described in Note 2, on October 1, 2025, the Company completed the sale of its CIED Business. Accordingly,  the CIED Business is reported as discontinued operations in accordance with ASC 205-20 - Discontinued Operations and the amounts for the three and six months ended June 30, 2025 have been recast to conform to this discontinued operations presentation.

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed are presented in discontinued operations. Additionally, since the repayment of the Company’s SWK Loan Facility (see Note 7) was deemed to be contractually required as part of the CIED Business sale, interest expense on the repaid SWK Loan Facility is also classified within discontinued operations. The following table shows the financial results of the discontinued operations for the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025
Net sales	$3,516	$6,595

Cost of goods sold	1,913	3,919
Gross profit	1,603	2,676
Sales and marketing	2,502	4,537
General and administrative	144	293
Research and development	467	501
Total operating expenses	3,113	5,331
Interest expense	1,009	1,910
Net loss	$(2,519)	$(4,565)

Total operating and investing cash flows of discontinued operations for the six months ended June 30, 2025 are comprised of the following:

Six Months Ended
June 30,
2025
Significant operating non-cash reconciliation items
Depreciation	$1,186
Stock-based compensation	244
Changes in operating assets and liabilities:
Inventory	(1,019)
Prepaid expenses and other	169
Other current liabilities	(150)

Significant investing items
Expenditures for property, plant and equipment	(42)

See Note 2 for discussion of the financial results of discontinued operations recognized for the three and six months ended June 30, 2026 which relates to the Company’s sale of its Orthobiologics Business.

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In June 2023 and June 2026, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 and 3,000,000 shares, respectively. In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of June 30, 2026, the Company had 3,529,722 shares of Class A common stock available for issuance under the 2020 Plan.

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

A summary of stock option activity under the Company’s 2015 Plan, 2020 Plan and 2026 Inducement Plan for the six months ended June 30, 2026 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2025	3,297,941	$4.75	7.1	$-
Granted	3,565,769	$0.78
Exercised	(5,188)	$0.69
Forfeited	(119,497)	$4.42
Outstanding, June 30, 2026	6,739,025	$2.66	8.3	$763
Vested and exercisable, June 30, 2026	2,749,885	$4.62	6.0	$-

As of June 30, 2026, there was approximately $2.8 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years.

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

The following weighted-average assumptions were used to determine the fair value of time-based options granted during the six months ended June 30, 2026:

	Six Months Ended
	June 30,
	2026	2025
Expected term (years)	6.0	5.5
Risk-free interest rate	3.9%	4.0%
Volatility factor	105.5%	107.2%
Dividend yield	—	—

There were no options granted during the three and six months ended June 30, 2025.

The Company has also granted stock options that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of June 30, 2026, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price, and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the six months ended June 30, 2026 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2025	726,805	$3.38
Granted	30,000	$1.22
Vested	(231,452)	$3.75
Forfeited	(6,373)	$3.61
Unvested, June 30, 2026	518,980	$3.09

The total fair value of the RSUs granted during the six months ended June 30, 2026 was approximately $0.1 million. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of June 30, 2026, $0.8 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 0.9 years.

The Company has granted RSUs that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of June 30, 2026, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of June 30, 2026, the total shares of Class A common stock authorized for issuance under the ESPP was 1,554,296, of which 1,142,972 remained available for future issuance.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and six months ended June 30, 2026 and 2025 was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales and marketing	$46	$56	$89	$122
General and administrative	685	811	1,400	1,668
Research and development	174	142	347	286
Cost of goods sold	-	20	-	40
Total stock-based compensation expense	$905	$1,029	$1,836	$2,116

Stock-based compensation expense included within discontinued operations totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2025.

Note 6. Inventory

Inventory as of June 30, 2026 and December 31, 2025 was comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$267	$239
Finished goods	2,382	2,378
Total	$2,649	$2,617

Note 7. Long-Term Debt

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2, Elutia fully repaid the SWK Loan Facility as required by the terms of the loan agreement. The outstanding principal, including the accrued exit fee, and accrued interest recognized as of this date totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt was $27.8 million, yielding a loss on early repayment of debt of $1.3 million (including the write-off of the unamortized debt discount and deferred financing costs of $0.4 million) in the fourth quarter of 2025. The weighted average interest rate on the SWK Loan Facility was 12.6% for the three and six months ended June 30, 2025.

On August 10, 2022, the Company issued to SWK Funding LLC a warrant (“SWK Warrant”) to purchase, in the aggregate, up to 187,969 shares of Class A common stock of the Company, $0.001 par value per share at an exercise price of $6.65 per share. The SWK Warrant is immediately exercisable for up to 187,969 shares of Class A common stock from time to time on or after the date of issuance. The exercise price and number of shares of Class A common stock issuable upon exercise of the SWK Warrant are subject to adjustment in the event of stock dividends, stock splits and certain other events affecting the Company’s Class A common stock. Unless earlier exercised or terminated in accordance with its terms, the SWK Warrant will expire on the seventh anniversary of the date of issuance.

Note 8. Revenue Interest Obligation

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property (the “CorMatrix Acquisition”). As part of the CorMatrix Acquisition, the Company assumed a restructured, long-term royalty obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals Incorporated (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. On January 10, 2024, the Company entered into an amendment to the Revenue Interest Obligation (the “Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, subject to annual minimum payments of $4.4 million per year, the terms of the Revenue Interest Obligation require Elutia to pay Ligand 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as EluPro. Furthermore, a $5.0 million payment would be due to Ligand if cumulative sales exceed $300 million during the ten-year term of the agreement which expires on May 31, 2027; as described below, this provision was eliminated in October 2025.

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

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the year ended December 31, 2024. The resulting gain was recognized as Other expense (income), net in the accompanying condensed consolidated statement of operations.  During the second quarter of 2025, the Company identified and corrected an accounting error related to the January 2024 amendment of the Revenue Interest Obligation. The Company inappropriately accounted for it under the catch-up method and recognized a gain instead of accounting for it as a modification. As a result, the Company recorded a gain of $1.4 million recognized in the first quarter of 2024 and overstated interest expense in the subsequent periods. The Company has determined that the error was not material to the current or any of the prior periods. However, as of the second quarter of 2025, the revenue interest obligation was understated by $0.8 million. As such, the Company corrected this as an out of period adjustment in June 2025 through a $1.4 million decrease in Other (income) expense, net to reverse the original gain and an increase of $0.6 million in Interest income, net to reverse the overstatement of interest expense. The out of period correction is not material to the condensed consolidated financial statements.

As of June 30, 2026, the entire Amended Revenue Interest Obligation is recorded as short-term due to the May 2027 expiration date. As of December 31, 2025, the short-term portion of the Amended Revenue Interest Obligation is comprised of the annual minimum payments of $4.4 million.

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

Warrant Liabilities

The Company has concluded that the 2025 Prefunded Warrants from the 2025 Registered Offering, the 2024 Prefunded Warrants from the 2024 Registered Offering and the Common Warrants and the 2023 Prefunded Warrants from the Private Offering do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model. As a result, the Company allocated a portion of the gross proceeds from the respective offerings to the related warrants based on their fair values and have recorded such amounts as a Warrant liability in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Additionally, the Company allocated a portion of the transaction fees from the 2024 Registered Offering, 2025 Registered Offering and the Private Offering to the respective warrants and recognized the expense within Other expense (income), net. Such expenses totaled $0.1 million for the six months ended June 30, 2025.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. The liability associated with the 2025 Prefunded Warrants, 2024 Prefunded Warrants  and 2023 Prefunded Warrants is recorded as Warrant liability in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

A summary of the warrant activity for the six months ended June 30, 2026 is as follows:

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants
Outstanding, December 31, 2025	3,323,326	725,000	480,000
Exercised	(1,300,000)	—	—
Outstanding, June 30, 2026	2,023,326	725,000	480,000

The valuation of the warrants is adjusted to fair value at each subsequent balance sheet date until the warrants are settled. The following table provides a rollforward of the aggregate fair value of the warrant liability for the six months ended June 30, 2026 (in thousands):

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Total Offering Warrants
Warrant liability, December 31, 2025	$2,292	$500	$332	$3,124
Loss on revaluation of warrant liability	1,080	210	139	1,429
Exercised	(1,390)	-	-	(1,390)
Warrant liability, June 30, 2026	$1,982	$710	$471	$3,163

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants due to the exercise price per share of $0.001. As such warrants utilize quoted prices for the Company’s

Class A common stock (similar assets in the active market), their fair valuation is deemed to be “Level 2” within the fair value hierarchy. The fair value adjustments have been recorded as Gain (loss) on revaluation of warrant liability in the accompanying condensed consolidated statements of operations.

Note 10. Commitments and Contingencies

Cook Biotech License and Supply Agreements

In 2017, Elutia entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiovascular, CanGaroo and EluPro products, subject to certain co-exclusive rights retained by Cook. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. On October 1, 2025, in connection with the sale of the CIED Business described in Note 2, the Company entered into amendments to both the license (the “Amended License Agreement”) and supply agreements such that the Amended License Agreement removed all products divested with the sale of the CIED Business and includes only the Company’s remaining Cardiovascular products. Both agreements expire on December 31, 2028. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue.  No royalties were due or paid to Cook during the three and six months ended June 30, 2026 or 2025. The Amended License Agreement includes a final license fee payment of $0.1 million to be paid by the Company in October 2026. The Company, in its sole discretion, can terminate the Amended License Agreement at any time.

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

FiberCel Litigation

As previously disclosed, in June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of June 30, 2026, four lawsuits or claims are active, 105 have been settled and paid and there is one case where the statute of limitations to file a lawsuit has expired. The unsettled lawsuits allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such remaining lawsuits were filed in the Superior Court of Marion County, Indiana and the Court of Common Pleas, Philadelphia County. The Company refers to the aforementioned litigation and claim notices collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

As also previously disclosed, in July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. Based on our discussions with the CDC, the Company believes that a total of 36 patients were treated with product from the single donor lot. Since August 2023, 28 product liability lawsuits or claims have been filed or asserted against the Company involving VBM. As of June 30, 2026, nine lawsuits or claims are active, 18 have been settled and one case has been dismissed. Of the settled cases, 17 have been fully paid and one has not yet been paid as of June 30, 2026. Furthermore, there are four potential claims where the statute of limitation to file a lawsuit has expired. The unsettled lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. To date, these lawsuits have been filed in California Superior Court, the United States District Court for the Southern District of California, the United States District Court for the Eastern District of Louisiana, the United States District Court for the Western District of Texas, the United States District Court for the Western District of Michigan, the Circuit Court of the State of Oregon and the United States District Court for the Southern District of New York.  The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “VBM Litigation.”

Resolution of Medtronic Litigation

In June 2024, the Company filed an action against Medtronic Sofamor Danek USA, Inc. (“Medtronic”) in the Superior Court of the State of Delaware.  The Company alleged breach of the 2019 Tissue Product Supply Agreement between the Company and Medtronic.  In particular, the Company alleged that Medtronic did not honor its contractual obligations to defend and indemnify it from lawsuits against the Company arising from the use of FiberCel products distributed by Medtronic, and that Medtronic concealed and misrepresented an insurance policy potentially applicable to those lawsuits. Medtronic denied Elutia’s claims and counterclaimed that Elutia breached representations and warranties under the Supply Agreement and owed ongoing indemnity obligations to Medtronic.

On July 20, 2026, the Company entered into a settlement agreement with Medtronic. Pursuant to the terms of the settlement, the Company agreed to pay Medtronic $1.78 million in three installments with the first installment of $500,000 due no later than June 17, 2027 and the last two installments of $640,000 due no later than June 17, 2028 and June 17, 2029, respectively. Additionally, the Company has the option of making a single payment of $1.513 million on or before June 17, 2027 in full satisfaction of the settlement. On July 21, 2026, all claims and counterclaims were dismissed with prejudice.

As a result of the settlement, the Company recorded a liability of approximately $1.5 million as of June 30, 2026 which represents the present value of the terms of the settlement. Such liability is recorded within Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets, and related expense is recorded within Litigation costs, net in the accompanying condensed consolidated statement of operations.

Resolution of Tiger Litigation

On October 21, 2025, Tiger Aesthetics Medical, LLC (“Tiger”) filed an action against Elutia in the Superior Court of the State of Delaware. Tiger originally alleged breach of contract and related claims related to the 2023 distribution agreement between the Company and Tiger as well as the August 2025 letter of intent for the possible sale by the Company to Tiger of certain assets and rights. In March 2026, the Court granted Elutia’s motion to dismiss the Complaint in part, and Tiger subsequently limited its claims to the letter of intent.

On June 24, 2026, the Company entered into a settlement agreement with Tiger. On July 4, 2026, all claims filed by Tiger were dismissed with prejudice, with neither party paying any material amounts in settlement.

Supplier Litigation

In October 2024, a former lab and safety equipment supplier filed a lawsuit in California Superior Court (Contra Costa County) against the Company and two co-defendants.  The complaint alleges breach of contract and related equitable claims based on a 2014 agreement that the supplier claims automatically renewed in 2023 for an 84-month term.  The lawsuit seeks specified damages.  On April 1, 2025, the Company filed an answer denying the allegations in the complaint and asserting affirmative defenses.  The court has set a trial for January 2027. Given the early stages of this matter and the Company’s intention to vigorously defend the case, the Company does not consider a loss to be probable or estimable at this time.

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve many of the cases in the FiberCel Litigation.  In total, through June 30, 2026, settlement agreements have been reached in 105 of the cases and settlement payments of $34.9 million have been made by Elutia, with $9.6 million of such total settlement outlays having been paid through insurance proceeds. As of June 30, 2026, the Company has a total liability for FiberCel Litigation of $1.1 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets and which comprises the four cases which have not yet been settled or adjudicated and for which the Company has estimated a probable loss.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve many of the cases in the VBM Litigation. In total, through June 30, 2026, settlement agreements have been reached in 18 of the cases and settlement payments of $1.5 million have been made on behalf of Elutia through its insurance coverage.

As of June 30, 2026, the Company has a total liability for VBM Litigation of $3.0 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets. Such liability includes $0.2 million for one case in which a settlement has been reached but had not yet been paid and the remaining 13 cases, including unasserted claims that the Company believes are probable of assertion, for which an estimation of probable loss is required as of June 30, 2026. The expense related to this estimate was recorded within Litigation costs, net in the accompanying condensed consolidated statement of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Insurance Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for Legal Proceedings, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The probable amounts of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of June 30, 2026 totaled $3.9 million and are recorded as Insurance Receivables of Litigation Costs in the accompanying condensed consolidated balance sheets.

As of June 30, 2026, all amounts recorded as Insurance Receivables of Litigation Costs relate to the VBM Litigation, and additional insurance remains available to cover the future cost of the VBM Litigation and related defense costs. Conversely, the Company has no more insurance to cover the cost of the FiberCel Litigation and the related defense costs.

As of June 30, 2026, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation, the matters involving Medtronic and Tiger, both of which were subsequently dismissed, and the matter involving a former supplier.

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

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(7,646)	$(7,091)	$(15,540)	$(8,978)
(Loss) income from discontinued operations	—	(2,519)	425	(4,565)
Net loss	(7,646)	(9,610)	(15,115)	(13,543)
Less: dilutive gain on revaluation of warrant liability	—	(2,233)	—	(7,419)
Net loss for diluted earnings per share	$(7,646)	$(11,843)	$(15,115)	$(20,962)

Denominator:
Weighted average number of common shares - basic	44,223,722	41,782,556	43,622,360	40,239,372
Effect of dilutive prefunded warrants	—	4,526,086	-	4,526,525
Weighted average number of common shares - diluted	44,223,722	46,308,642	43,622,360	44,765,897

Net loss from continuing operations per share - basic	$(0.17)	$(0.17)	$(0.36)	$(0.22)
Net loss from continuing operations per share - diluted	$(0.17)	$(0.20)	$(0.36)	$(0.37)
Net (loss) income from discontinued operations per share - basic	$—	$(0.06)	$0.01	$(0.11)
Net (loss) income from discontinued operations per share - diluted	$—	$(0.05)	$0.01	$(0.10)
Net loss per share - basic	$(0.17)	$(0.23)	$(0.35)	$(0.34)
Net loss per share - diluted	$(0.17)	$(0.26)	$(0.35)	$(0.47)

Certain of the Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	As Of
	June 30,
	2026	2025
Options to purchase common stock	6,739,025	3,535,780
Restricted stock units	518,980	1,167,991
SWK Warrants	187,969	187,969
2023 Prefunded Warrants	2,023,326	—
2024 Prefunded Warrants	725,000	—
2025 Prefunded Warrants	480,000	—
Total	10,674,300	4,891,740

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

For the three months ended June 30, 2026, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$1,283	$1,144	$2,427
Cost of goods sold, excluding intangible asset amortization	538	172	710
Segment gross profit	$745	$972	$1,717

For the six months ended June 30, 2026, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$3,372	$2,169	$5,541
Cost of goods sold, excluding intangible asset amortization	1,428	324	1,752
Segment gross profit	$1,944	$1,845	$3,789

For the three months ended June 30, 2025, the Company’s segment gross profit was comprised of the following (in thousands):

	Women's Health	Cardiovascular	Total
Net sales	$2,011	$736	$2,747
Cost of goods sold, excluding intangible asset amortization	895	129	1,024
Segment gross profit	$1,116	$607	$1,723

For the six months ended June 30, 2025, the Company’s segment gross profit was comprised of the following (in thousands)

	Women's Health	Cardiovascular	Total
Net sales	$4,636	$1,062	$5,698
Cost of goods sold, excluding intangible asset amortization	2,068	253	2,321
Segment gross profit	$2,568	$809	$3,377

Two customers within the Company’s Women’s Health segment represented 11% and 10% of the Company’s total net sales, respectively, for the three months ended June 30, 2026. No customer represented more than 10% of the Company’s total net sales for the six months ended June 30, 2026.

Two customers within the Company’s Women’s Health segment represented 17% and 10% of the Company’s total net sales, respectively, for the three months ended June 30, 2025. One customer within the Company’s Women’s Health segment represented 24% of the Company’s total net sales for the six months ended June 30, 2025.

The following table is a reconciliation of segment gross profit to the consolidated loss before provision for income taxes for the three and six months ended June 30, 2026 and 2025, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Segment gross profit	$1,717	$1,723	$3,789	$3,377
Adjustments:
Intangible asset amortization expense	(270)	(270)	(540)	(542)
Sales and marketing	(1,366)	(1,273)	(2,846)	(2,268)
General and administrative	(3,454)	(3,552)	(7,545)	(7,273)
Research and development	(2,527)	(989)	(4,500)	(1,860)
Litigation costs, net	(2,057)	(4,004)	(2,663)	(6,576)
Loss from operations	(7,957)	(8,365)	(14,305)	(15,142)
Interest income, net	(35)	(491)	(143)	(307)
(Gain) loss on revaluation of warrant liability	(226)	(2,233)	1,429	(7,420)
Other (income) expense, net	(58)	1,442	(129)	1,547
Loss before provision for income taxes	$(7,638)	$(7,083)	$(15,462)	$(8,962)

During the three and six months ended June 30, 2026 and 2025, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.

Note 13. Subsequent Events

Agreement to Divest SimpliDerm Business

On July 16, 2026, the Company entered into an Asset Purchase Agreement (the “SimpliDerm APA”) with Cellution Biologics Inc. (“Cellution”). Subject to the terms and conditions of the SimpliDerm APA, at the closing (the “SimpliDerm Closing”) of the transactions contemplated by the SimpliDerm APA, Cellution will purchase from the Company substantially all of the assets related to the Company’s business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis (hADM) products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”). The assets of the SimpliDerm Business constitute substantially all of the assets currently held in Elutia’s Women’s Health segment. Cellution is only assuming certain liabilities related to performance of the contracts transferred in the SimpliDerm APA.

The SimpliDerm APA provides for aggregate consideration payable to the Company of up to $11 million, consisting of: (i) a base purchase price of $8 million in cash, payable at the SimpliDerm Closing, subject to adjustment for any inventory shortfall; (ii) a contingent payment of up to $2 million, payable upon completion of certain technology transfer and manufacturing transition milestones within an 18-month period following the SimpliDerm Closing, subject to reduction for sales shortfalls against monthly SimpliDerm sales targets during such transition period; and (iii) contingent payments of up to $1 million, in the aggregate, in the form of earn-out payments, payable for any four of the first five quarters following the SimpliDerm Closing in which SimpliDerm sales exceed a specified quarterly revenue target.

New Loan Agreement and 2026 Warrants

On August 11, 2026 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement, and supplement to loan and security agreement (collectively, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders (in such capacities, the “Loan Agent”) and as lender (“Avenue 2”), and Avenue Growth Lending Fund III, L.P., as a lender (“Avenue 3”; together with Avenue 2, the “Lenders”), which provides for a senior secured term loan facility of up to $15 million in the aggregate that matures on March 1, 2030, consisting of (i) an initial term loan of $10 million (the “First Tranche Term Loan”), which was fully funded on the Loan Agreement Closing Date, and (ii) a $5 million delayed draw term loan (the “Second Tranche Term Loan”), which will be made available between May 1, 2027 and September 30, 2027, subject to the satisfaction of certain regulatory approvals and liquidity conditions (the “Second Tranche Term Loan”, which together with the First Tranche Term Loan, the “Term Loans”).

The Company’s obligations under the Loan Agreement are secured by substantially all of its assets. The Term Loans bear interest at the greater of (i) 12.25% and (ii) the sum of the Wall Street Journal Prime Rate (as defined in the Loan Agreement) plus 5.50%. Interest-only payments on the principal amount outstanding are due monthly beginning with the month the loan is disbursed. Beginning on either (i) February 11, 2028, or (ii) if the Second Tranche Term Loan has been drawn, August 11, 2028, the Company will also be required to repay in equal monthly installments (the “Amortization Payments”) the outstanding principal amount of the Term Loans.

If any portion of the Loan Agreement is prepaid prior to the maturity date (other than the Amortization Payments), then the Company will pay a prepayment premium with respect to such portion of the Term Loans being prepaid equal to (i) during the first year after the Loan Agreement Closing Date, 3.0% of the principal amount of such portion; (ii) during the second year after the Loan Agreement Closing Date, 2.0% of the principal amount of such portion; and (iii) thereafter but prior to the maturity date, 1.0% of the principal amount of such portion. In addition, the Company will pay certain other fees with respect to the Loan Agreement, including an upfront fee and a final payment fee equal to 4% of Term Loans funded.

The Loan Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Loan Agent, notice to the Loan Agent upon the occurrence of certain material events, compliance with applicable laws and certain liquidity requirements. The Loan Agreement also contains customary negative covenants, including certain restrictions on the ability to merge and consolidate with other companies, incur indebtedness, pay dividends, redeem the Company’s capital stock and grant liens or security interests on assets. The Loan Agreement includes certain customary events of default. If a default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Loan Agreement. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.

The Loan Agreement also provides that the Lenders may elect to convert up to $2.5 million of the principal amount of the Term Loans outstanding thereunder into shares of the Company’s common stock (“Common Stock”) at a price per share equal to 120% of the Warrant Price (as defined below).

In addition, the Loan Agreement provides that the Lenders have the right, in their discretion, to invest up to $1.0 million in equity securities on the same terms, conditions and pricing offered by the Company to any investor in connection with an equity securities offering that occurs after the Loan Agreement Closing Date. The Lenders’ co-invest right terminates upon the repayment in full of all obligations owing under the Loan Agreements and is subject to certain qualifications and limitations as more fully set forth in the Loan Agreement.

 In connection with the Loan Agreement, the Company agreed to issue to the Lenders warrants (the “2026 Warrants”) exercisable for 1,395,348 shares of Common Stock, subject to possible adjustment in the event of a dilutive financing between the date of issuance and December 31, 2026. The exercise price of the 2026 Warrants will be the lower of (i) $0.86 and (ii) the lowest effective sale price per share paid in cash by third party investors to the Company for its Common Stock in any bona fide offering of Common Stock (or instruments exercisable for, or convertible into, shares of Common Stock) consummated at any time until (but excluding) December 31, 2026, subject to certain exceptions, in each case as adjusted from time to time in accordance with the terms of the 2026 Warrants (the “Warrant Price”). The 2026 Warrants became exercisable on the date of issuance and will expire on August 31, 2031. A holder of the 2026 Warrants will not have the right to exercise any portion of the 2026 Warrants if the holder, together with its affiliates and certain related parties, would beneficially own in excess of 4.99% (or, at the election of the holder, with the Company’s consent, up to 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise.

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

The clinical and economic need in the reconstructive and soft tissue repair markets is substantial, reflecting both the volume of reconstructive surgery and the persistence of high complication rates. For example, in implant-based breast reconstruction and complex abdominal wall repair, infection rates approximate 15% to 20%, leading to frequent reoperations and hospital readmissions. Each year, in the United States, there are approximately 168,000 post-mastectomy breast reconstruction procedures, and roughly one in three experiences a serious complication such as infection, capsular contracture, or implant loss. We believe biologic matrices represent an estimated $1.5 billion U.S. market opportunity and account for more than 60% of reconstruction spending, yet meaningful innovation has been limited and significant unmet medical need remains.

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

Elutia continues to market and sell its proprietary biologic matrix products, including its cardiovascular repair portfolio, comprising ProxiCor, VasCure, and Tyke, and SimpliDerm®, a human acellular dermal matrix (“hADM”) used in soft tissue reconstruction. The cardiovascular products reside in our Cardiovascular segment and SimpliDerm is the primary commercial product in our Women’s Health segment. These products are sold directly to healthcare facilities through independent sales agents. See “Agreement to Divest SimpliDerm Business” below for a discussion regarding the pending disposition of our SimpliDerm Business.

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

Agreement to Divest SimpliDerm Business

On July 16, 2026, we entered into an Asset Purchase Agreement (the “SimpliDerm APA”) with Cellution Biologics Inc. (“Cellution”). Subject to the terms and conditions of the SimpliDerm APA, at the closing of the transactions contemplated by the SimpliDerm APA, Cellution will purchase from us substantially all of the assets related to our business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis (hADM) products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”). The assets of the SimpliDerm Business constitute substantially all of the assets currently held in our Women’s Health segment. Cellution is only assuming certain liabilities related to performance of the contracts transferred in the SimpliDerm APA. Subject to the satisfaction or waiver of the conditions to closing, we expect the closing of the transaction to occur in the third quarter of 2026. Following the sale of the SimpliDerm Business, we intend to remain focused on advancing our DEB platform.

The SimpliDerm APA provides for aggregate consideration payable to us of up to $11 million, consisting of: (i) a base purchase price of $8 million in cash, payable at closing of the transaction, subject to adjustment for any inventory shortfall; (ii) a contingent payment of up to $2 million, payable upon completion of certain technology transfer and manufacturing transition milestones within an 18-month period following the closing of the transaction, subject to reduction for sales shortfalls against monthly SimpliDerm sales targets during such transition period; and (iii) contingent payments of up to $1 million, in the aggregate, in the form of earn-out payments, payable for any four of the first five quarters following the closing of the transaction in which SimpliDerm sales exceed a specified quarterly revenue target.

New Loan Agreement

On August 11, 2026 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement, and supplement to loan and security agreement (collectively, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders (in such capacities, the “Loan Agent”) and as lender (“Avenue 2”), and Avenue Growth Lending Fund III, L.P., as a lender (“Avenue 3”; together with Avenue 2, the “Lenders”), which provides for a senior secured term loan facility of up to $15 million in the aggregate that matures on March 1, 2030, consisting of (i) an initial term loan of $10 million (the “First Tranche Term Loan”), which was fully funded on the Loan Agreement Closing Date, and (ii) a $5 million delayed draw term loan (the “Second Tranche Term Loan”), which will be made available between May 1, 2027 and September 30, 2027, subject to the satisfaction of certain regulatory approvals and liquidity conditions (the “Second Tranche Term Loan”, which together with the First Tranche Term Loan, the “Term Loans”). See Note 13 to the condensed consolidated financial statements for further discussion of the new Loan Agreement and the 2026 Warrants issued to the lenders in connection with the new Loan Agreement.

Discontinued Operations - Sale of CIED Businesses

On September 8, 2025, we executed an Asset Purchase Agreement (the “CIED APA”) with Boston Scientific Corporation (“BSC”) and Cardiac Pacemakers Inc. (collectively with BSC, the “CIED Buyers”). On October 1, 2025, at the closing of the transactions contemplated by the CIED APA, the CIED Buyers purchased from Elutia substantially all of the assets related to its business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing CIED products, including the CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”).

The CIED APA provided for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the CIED APA, of up to $88 million in cash, with $80.4 million (which included an inventory adjustment of $0.4 million) that was paid in cash to Elutia at the closing of the transactions, and $8.0 million that was deposited at the closing of the transactions in escrow for a period of twelve months, which is subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the CIED APA by Elutia. The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the CIED APA.

As described in Note 2 to the condensed consolidated financial statements, the sale of the CIED Business was accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. Consequently, the results of operations from the CIED Business are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

Discontinued Operations - Sale of Orthobiologics Businesses

On November 8, 2023, we completed the sale of substantially all of the assets relating to our former Orthobiologics Business to Berkeley. The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing our Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represented the entirety of our Orthobiologics segment. We received approximately $14.6 million, and we may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There have been no earn-out payments made to date.  Pursuant to the purchase agreement, we retained the liabilities arising out of the viable bone matrix (“VBM”) and FiberCel recall matters, as described in Note 10 to the condensed consolidated financial statements, both of which products were part of the Orthobiologics Business. We recognized a gain of $6.0 million on the sale of the Orthobiologics Business in 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount was recognized as additional gain in the first quarter of 2026. Should we receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

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

Cost of Goods Sold

Our cost of goods sold relates to the purchase costs of the SimpliDerm finished goods and the purchased raw materials and minor finished good conversion costs required for the Cardiovascular products. Cost of goods sold also includes the amortization of intangibles related to the Cardiovascular products generated from the CorMatrix Acquisition in 2017.

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to the sales commissions of our SimpliDerm and Cardiovascular independent sales agents. Additionally, this expense category includes distribution and customer service costs as well as market research, trade show attendance, advertising and public relations related to our products.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance (including directors’ and officers’ liability premiums), SEC compliance, and general business expenses.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Over the last several years, our product development efforts have primarily related to activities associated with the development of EluPro, our initial DEB product offering, which gained FDA clearance in June 2024 and was sold in connection with the divestiture of the CIED Business in October 2025. Since then and in the future, our development efforts and associated internal and external costs are expected to focus on next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs. Such expenses also include the FiberCel-related Medtronic litigation, which has been dismissed pursuant to the terms of a settlement agreement reached in June 2026. See Note 10 to the condensed consolidated financial statements for further discussion of all litigation proceedings.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026		2025		Change 2025 / 2026
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$2,427	100.0%	$2,747	100.0%	$(320)	(11.6)%
Cost of goods sold	980	40.4%	1,294	47.1%	(314)	(24.3)%
Gross profit	1,447	59.6%	1,453	52.9%	(6)	(0.4)%
Sales and marketing	1,366	56.3%	1,273	46.3%	93	7.3%
General and administrative	3,454	142.3%	3,552	129.3%	(98)	(2.8)%
Research and development	2,527	104.1%	989	36.0%	1,538	155.5%
Litigation costs, net	2,057	84.8%	4,004	145.8%	(1,947)	(48.6)%
Total operating expenses	9,404	387.5%	9,818	357.4%	(414)	(4.2)%
Loss from operations	(7,957)	(327.9)%	(8,365)	(304.5)%	408	(4.9)%
Interest income, net	(35)	(1.4)%	(491)	(17.9)%	456	(92.9)%
Gain on revaluation of warrant liability	(226)	(9.3)%	(2,233)	(81.3)%	2,007	NM
Other (income) expense, net	(58)	(2.4)%	1,442	52.5%	(1,500)	NM
Loss before provision for income taxes	(7,638)	(314.7)%	(7,083)	(257.8)%	(555)	7.8%
Income tax expense	8	0.3%	8	0.3%	—	—%
Net income (loss) from continuing operations	(7,646)	(315.0)%	(7,091)	(258.1)%	(555)	7.8%
Loss from discontinued operations	—	—%	(2,519)	(91.7)%	2,519	(100.0)%
Net loss	$(7,646)	(315.0)%	$(9,610)	(349.8)%	$1,964	20.4%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Three Months Ended June 30,
	2026		2025
		% of Net		% of Net	Change 2025 / 2026
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Women's Health	1,283	52.9%	2,011	73.2%	(728)	(36.2)%
Cardiovascular	1,144	47.1%	736	26.8%	$408	55.4%
Total Net Sales	$2,427	100.0%	$2,747	100.0%	$(320)	(11.6)%

Total net sales were $2.4 million in the three months ended June 30, 2026, a decrease of $0.3 million compared to $2.7 million in the three months ended June 30, 2025. The decrease was due to lower sales of Women’s Health  compared to the three months ended June 30, 2025, partially offset by growth in Cardiovascular. With respect to Cardiovascular, our former exclusive distribution agreement with LeMaitre Vascular terminated in April 2025, and we resumed selling these products directly through independent sales agents in May 2025. The sales increases in the three months ended June 30, 2026 were generated by both volume growth and higher unit prices as such sales are now at end-user pricing versus contracted prices (which are lower than end-user pricing). The decrease in Women’s Health was caused by a disruption in product supply from our contract manufacturer as well as our termination of the Tiger distribution agreement as noted above. Sales of SimpliDerm generated by Tiger totaled $0.5 million in the three months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended June 30,
	2026		2025
		Gross		Gross	Change 2025 / 2026
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Women's Health	538	58.1%	895	55.5%	(357)	(39.9)%
Cardiovascular	172	85.0%	129	82.5%	43	33.3%
Cost of goods sold, excluding intangible asset amortization	710	70.7%	1,024	62.7%	(314)	(30.7)%
Intangible asset amortization expense	270	(11.1)%	270	(9.8)%	—	—%
Total Cost of Goods Sold	$980	59.6%	$1,294	52.9%	$(314)	(24.3)%

Total cost of goods sold decreased by $0.3 million to $1.0 million for the three months ended June 30, 2026, compared with $1.3 million for the three months ended June 30, 2025. Gross margin increased to 59.6% for the three months ended June 30, 2026, from 52.9% for the three months ended June 30, 2025. Excluding intangible asset amortization, gross margin increased to 70.7% from 62.7% during the respective periods. The improvement between years was due to both Women’s Health and Cardiovascular, for which, in mid to late 2025, we resumed selling these products only directly to hospitals and other healthcare facilities through our independent sales agents where end user pricing (versus contracted prices with distributors) yields higher margins.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.1 million, or 7.3%, to $1.4 million in the three months ended June 30, 2026 compared to $1.3 million in the three months ended June 30, 2025. As a percentage of sales, sales and marketing expenses increased to 56.3% in the three months ended June 30, 2026 from 46.3% in the three months ended June 30, 2025. The increase was largely attributable to sales commission expense growth commensurate with the resumption in the direct selling of our Cardiovascular products as well as the entirety of SimpliDerm sales occurring through our commissioned independent sales agents in 2026.

General and Administrative

G&A expenses decreased $0.1 million, or 2.8%, to $3.5 million in the three months ended June 30, 2026 compared to $3.6 million in the three months ended June 30, 2025. The decrease in expense was primarily driven by slightly lower legal fees compared to the prior year.

Research and Development

R&D expenses increased $1.5 million, or 155.5% to $2.5 million in the three months ended June 30, 2026 compared to $1.0 million in the three months ended June 30, 2025. The increase in expense reflects our heightened development activity in the 2026 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic matrices, which in the case of NXT-41x, is combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net decreased to $2.1 million in the three months ended June 30, 2026 compared to $4.0 million in the three months ended June 30, 2025. The decrease in expense was primarily due to significant reductions in our FiberCel activities and related contingent liability fluctuations with nearly all cases having been settled as of June 30,

2026. As of June 30, 2026, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 10 to the condensed consolidated financial statements.

Interest Income, net

Interest income, net was less than $0.1 million in the three months ended June 30, 2026 and $0.5 million in the three months ended June 30, 2025. The decrease was primarily due to the error correction related to the January 2024 Ligand amendment described in Note 8 to the condensed consolidated financial statements.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026		2025		Change 2025 / 2026
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$5,541	100.0%	$5,698	100.0%	$(157)	(2.8)%
Cost of goods sold	2,292	41.4%	2,863	50.2%	(571)	(19.9)%
Gross profit	3,249	58.6%	2,835	49.8%	414	14.6%
Sales and marketing	2,846	51.4%	2,268	39.8%	578	25.5%
General and administrative	7,545	136.2%	7,273	127.6%	272	3.7%
Research and development	4,500	81.2%	1,860	32.6%	2,640	141.9%
Litigation costs, net	2,663	48.1%	6,576	115.4%	(3,913)	(59.5)%
Total operating expenses	17,554	316.8%	17,977	315.5%	(423)	(2.4)%
Loss from operations	(14,305)	(258.2)%	(15,142)	(265.7)%	837	5.5%
Interest income, net	(143)	(2.6)%	(307)	(5.4)%	164	(53.4)%
(Gain) loss on revaluation of warrant liability	1,429	25.8%	(7,420)	(130.2)%	8,849	NM
Other (income) expense, net	(129)	(2.3)%	1,547	27.1%	(1,676)	NM
Loss before provision of income taxes	(15,462)	(279.0)%	(8,962)	(157.3)%	(6,500)	72.5%
Income tax expense	78	1.4%	16	0.3%	62	387.5%
Net loss from continuing operations	(15,540)	(280.5)%	(8,978)	(157.6)%	(6,562)	(73.1)%
(Income) loss from discontinued operations	425	7.7%	(4,565)	(80.1)%	4,990	(109.3)%
Net loss	$(15,115)	(272.8)%	$(13,543)	(237.7)%	$(1,572)	(11.6)%

NM = not meaningful

Net Sales

Net sales information for our products is summarized as follows:

	Six Months Ended June 30,
	2026		2025
		% of Net		% of Net	Change 2025 / 2026
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Products:
Women's health	3,372	60.9%	4,636	81.4%	(1,264)	(27.3)%
Cardiovascular	2,169	39.1%	1,062	18.6%	$1,107	104.2%
Total Net Sales	$5,541	100.0%	$5,698	100.0%	$(157)	(2.8)%

Total net sales were $5.5 million for the six months ended June 30, 2026, a decrease of $0.2 million, or 2.8%, compared with $5.7 million for the six months ended June 30, 2025. The decrease was attributable to lower Women’s

Health sales resulting from a disruption in product supply from our contract manufacturer as well as the termination of the Tiger distribution agreement, partially offset by growth in Cardiovascular sales, as discussed above.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Six Months Ended June 30,
	2026		2025
		Gross		Gross	Change 2025 / 2026
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Products:
Women's health	1,428	57.7%	2,068	55.4%	(640)	(30.9)%
Cardiovascular	324	85.1%	253	76.2%	71	28.1%
Cost of goods sold, excluding intangible asset amortization	1,752	68.4%	2,321	59.3%	(569)	(24.5)%
Intangible asset amortization expense	540	(9.7)%	542	(9.5)%	(2)	(0.4)%
Total Cost of Goods Sold	$2,292	58.6%	$2,863	49.8%	$(571)	(19.9)%

Total cost of goods sold decreased $0.6 million to $2.3 million in the six months ended June 30, 2026 compared to $2.9 million in the six months ended June 30, 2025. Gross margin was 58.6% in the six months ended June 30, 2026 compared to 49.8% in the six months ended June 30, 2025. Gross margin, excluding intangible asset amortization, was 68.4% in the six months ended June 30, 2026 compared to 59.3% in the six months ended June 30, 2025. The improvement between years was due to both Women’s Health and Cardiovascular, for which, in mid to late 2025, we resumed selling these products only directly to hospitals and other healthcare facilities through our independent sales agents where end user pricing (versus contracted prices with distributors) yields higher margins.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.6 million, or 25.5%, to $2.8 million in the six months ended June 30, 2026 compared to $2.3 million in the six months ended June 30, 2025. As a percentage of sales, sales and marketing expenses increased to 51.4% in the six months ended June 30, 2026 from 39.8% in the six months ended June 30, 2025. The increase was largely attributable to sales commission expense growth commensurate with the resumption in the direct selling of our Cardiovascular products as well as the entirety of SimpliDerm sales occurring through our commissioned independent sales agents in 2026.

General and Administrative

G&A expenses increased $0.3 million, or 3.7%, to $7.5 million in the six months ended June 30, 2026 compared to $7.3 million in the six months ended June 30, 2025. The increase in expense was primarily driven by the incremental facility costs associated with our Gaithersburg headquarters to which we moved in May 2025.

Research and Development

R&D expenses increased $2.6 million, or 141.9% to $4.5 million in the six months ended June 30, 2026 compared to $1.9 million in the six months ended June 30, 2025. The increase in expense reflects our heightened development activity in the 2026 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic scaffolds combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net decreased to $2.7 million in the six months ended June 30, 2026 compared to $6.6 million in the six months ended June 30, 2025. The decrease in expense was primarily due to significant reductions in our FiberCel activities and related contingent liability fluctuations with nearly all cases having been settled as of June 30, 2026. As of June 30, 2026, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 10 to the condensed consolidated financial statements.

Interest Income, net

Interest income, net was interest income of $0.1 million in the six months ended June 30, 2026 and interest income, net of $0.3 million in the six months ended June 30, 2025. The decrease was primarily due to the error correction related to the January 2024 Ligand amendment described in Note 8 to the condensed consolidated financial statements.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2026 and 2025. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric and the results of the segments in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and six months ended June 30, 2026 and 2025, to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$2,427	$2,747	$5,541	$5,698
Cost of goods sold	980	1,294	2,292	2,863
Gross profit	1,447	1,453	3,249	2,835
Intangible asset amortization expense	270	270	540	542
Gross profit, excluding intangible asset amortization	$1,717	$1,723	$3,789	$3,377
Gross margin	59.6%	52.9%	58.6%	49.8%
Gross margin, excluding intangible asset amortization	70.7%	62.7%	68.4%	59.3%

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $19.9 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics and CIED Businesses and proceeds from follow-on offerings and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure. We expect to incur operating losses and negative cash flows from operations for the foreseeable future as we advance our development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. The future viability of Elutia is dependent on our ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. We may seek to raise capital through the issuance of common stock or debt such as the offerings described below and in Note 13 to the condensed consolidated financial statements or pursue asset sales or other transactions, such as the sale of the Orthobiologics and CIED Businesses and the pending sale of the SimpliDerm business described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

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

Cash Flows for the Six Months ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,292)	$(17,109)
Investing activities	(125)	(392)
Financing activities	(37)	12,762
Net decrease in cash and cash equivalents	$(16,454)	$(4,739)

Cash Flows From Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $16.3 million compared to $17.1 million for the six months ended June 30, 2025. The decrease was primarily due to a lower operating loss in the current year.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.1 million compared to $0.4 million for the six months ended June 30, 2025. The decrease was primarily due to proceeds received from the sale of our Orthobiologics Business during the first quarter of 2026.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was less than $0.1 million compared to net cash provided by financing activities of $12.7 million for the six months ended June 30, 2025. The prior year’s cash generation was primarily through the 2025 Registered Offering.

Payoff and Termination of SWK Loan Facility

On August 10, 2022, we entered into a senior secured term loan facility with SWK Funding LLC (“SWK”), as agent, and other lenders party thereto (as amended and modified subsequent to August 10, 2022, the “SWK Loan Facility”) for an aggregate principal amount of $25 million. On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2 to the condensed consolidated financial statements, Elutia fully repaid the SWK Loan Facility as required by the terms of the credit agreement. As of such date, the outstanding principal, including the accrued exit fee, and accrued interest totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt and termination of the credit agreement was $27.8 million.

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

Funding Requirements

As of June 30, 2026, we had cash and cash equivalents of approximately $19.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2025 Annual Report, and, during the six months ended June 30, 2026, there were no material changes to those previously disclosed.

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

Interest Rate Risk

As a result of the repayment of our SWK Loan Facility on October 1, 2025 (see “Payoff and Termination of SWK Loan Facility” in Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we were not subject to any material interest rate risk during the six months ended June 30, 2026, which was formerly our primary exposure to market risk.

Credit Risk

As of June 30, 2026, our cash and cash equivalents were maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the six months ended June 30, 2026 and 2025. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our 2025 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Except as set forth below, there have been no material changes in our risk factors from those included in our 2025 Annual Report:

The sale of our SimpliDerm Business may not be completed within the expected timeframe, or at all, and the failure to complete the transaction could adversely affect our business, our financial condition and the market price of our stock.

On July 16, 2026, we entered into an Asset Purchase Agreement (the “SimpliDerm APA”) to sell our SimpliDerm Business to Cellution Biologics Inc. (the “Disposition”). The consummation of the Disposition is subject to closing conditions, including, among others, (i) the accuracy of representations and warranties set forth in the SimpliDerm APA (subject to customary materiality qualifiers), (ii) the absence of any Material Adverse Effect (as defined in the SimpliDerm APA) with respect to the SimpliDerm Business, (iii) material compliance with covenants set forth in the SimpliDerm APA, (iv) the execution and delivery of certain related ancillary documents, (v) no termination or material impairment of assumed or shared contracts, (vi) resolution of certain supply related matters, and (vii) certain other conditions set forth in the SimpliDerm APA. Subject to the satisfaction or waiver of the conditions to the closing of the Disposition, the Company expects the Disposition to occur in the third quarter of 2026. However, we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Disposition, if the Disposition is not consummated in a timely matter, or at all. If the Disposition is not completed, our directors, executive officers and other employees will have expended time and effort and experienced distractions from their work during the pendency of the Disposition and we will have incurred third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price, financial condition and results of operations.

Even if the Disposition is completed, the amount of net proceeds that we will receive from the Disposition will be subject to uncertainties.

The amount of net proceeds that we will receive from the Disposition is subject to uncertainties. The SimpliDerm APA provides for aggregate consideration payable to us of up to $11 million, consisting of: (i) a base purchase price of $8 million in cash, payable at closing of the transaction, subject to adjustment for any inventory shortfall; (ii) a contingent payment of up to $2 million, payable upon completion of certain technology transfer and manufacturing transition milestones within an 18-month period following the closing of the transaction, subject to reduction for sales shortfalls against monthly SimpliDerm sales targets during such transition period (the “Milestone Payments”); and (iii) contingent payments of up to $1 million, in the aggregate, in the form of earn-out payments, payable for any four of the first five quarters following the closing of the transaction in which SimpliDerm sales exceed a specified quarterly revenue target (the “Earn-Out Payments”). However, there can be no assurance that these technology transfer and manufacturing transition milestones will be achieved, or that these revenue targets will be met, on a timely basis. Accordingly, we may not receive a portion, or any of, the contingent Milestone Payments and/or contingent Earn-Out Payments following the Disposition. In addition, following the Disposition, if Cellution successfully asserts claims against us pursuant to the

SimpliDerm APA, the amount of net proceeds may be subject to further reduction. We may also have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the Disposition. As a result, the amount of the net proceeds from the Disposition is subject to substantial uncertainty, and it is possible that the net proceeds from the Disposition will be materially less than we expect.

Even if the Disposition is completed, we may not realize some or all of the anticipated benefits of the sale of our SimpliDerm Business.

We may not be able to achieve the full strategic and financial benefits expected to result from the sale of our SimpliDerm Business, or such benefits may be delayed or not occur at all. Our ability to realize the anticipated benefits of the Disposition will depend significantly on our ability to successfully develop, commercialize and grow our drug-eluting biomatrix (“DEB”) platform. In addition, some of the anticipated benefits may not occur for a significant time period following the completion of the Disposition. If our strategy is not successful and does not achieve our expectations over the long term, our business, financial condition and results of operations may be adversely affected and the price of our stock could decline.

If the Disposition is completed, our future results of operations, which will be solely dependent on our ability to successfully develop, commercialize and grow our drug-eluting biomatrix platform and on the operations of our Cardiovascular segment, may differ materially from our previous results.

The SimpliDerm Business generated approximately 61% of our aggregate revenue for the first six months of 2026, and approximately 81% of our aggregate revenue for the first six months of 2025. Accordingly, our future financial results may differ from our previous results since our future financial results will be dependent solely (i) on our ability to successfully develop, commercialize and grow our drug-eluting biomatrix platform and (ii) on the existing operations of our Cardiovascular segment. In addition, as we have previously announced, we are also exploring the potential divestiture of our Cardiovascular product line.

As we have previously disclosed, following the sale of the CIED Business, we are focused on advancing our DEB platform. Our lead development programs in our DEB platform comprise NXT 41, a next-generation biologic matrix, and NXT-41x, which builds on the NXT-41 matrix by incorporating local antibiotic delivery. However, we have not yet received FDA clearance for either NXT-41 or NXT-41x. Moreover, there is no guarantee that the FDA approvals we may seek will be granted on a timely basis, or at all, or that other actions or approvals are not required. If we fail to successfully develop, commercialize, market and sell NXT-41x, the Company’s business and financial condition may be materially adversely affected.

We may not be able to maintain a listing of our Class A common stock on the Nasdaq Capital Market.

Because our Class A common stock is listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. On August 6, 2026, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock, par value $0.001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price (the “Minimum Bid Price”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Notice”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until February 2, 2027 (the “Compliance Period”), to regain compliance with the Minimum Bid Price requirement. As of the date of this filing, we have not had a closing bid price over $1.00 and there can be no assurance that we will regain compliance with the Minimum Bid Price requirement prior to the end of the Compliance Period or that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

If we do not regain compliance during the Compliance Period, we may be eligible for an additional 180-calendar day period to regain compliance with the Minimum Bid Price, provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the Minimum Bid Price requirement), and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split of our Common Stock, if necessary. If Nasdaq determines that we are not eligible for an additional 180 calendar days compliance period or we will not be able to cure the deficiency with the Minimum Bid Price requirement within the allotted compliance period, the Common Stock will be subject to delisting.

We will continue to actively monitor the closing bid price of our Common Stock and will evaluate available options, including, without limitation, seeking to effect a reverse stock split, in order to resolve the deficiency and regain compliance with the Minimum Bid Price requirement. However, if we fail to regain compliance with the Minimum Bid Price requirement, or otherwise violate or fail to meet any Nasdaq listing requirements, our Common Stock may be delisted. A delisting of our Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In the event our Common Stock is delisted from Nasdaq, the delisting of our Common Stock could significantly impair our ability to raise capital and stockholder value.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

New Loan Agreement and 2026 Warrants

On August 11, 2026 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement, and supplement to loan and security agreement (collectively, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders (in such capacities, the “Loan Agent”) and as lender (“Avenue 2”), and Avenue Growth Lending Fund III, L.P., as a lender (“Avenue 3”; together with Avenue 2, the “Lenders”), which provides for a senior secured term loan facility of up to $15 million in the aggregate that matures on March 1, 2030, consisting of (i) an initial term loan of $10 million (the “First Tranche Term Loan”), which was fully funded on the Loan Agreement Closing Date, and (ii) a $5 million delayed draw term loan (the “Second Tranche Term Loan”), which will be made available between May 1, 2027 and September 30, 2027, subject to the satisfaction of certain regulatory approvals and liquidity conditions (the “Second Tranche Term Loan”, which together with the First Tranche Term Loan, the “Term Loans”).

The Company’s obligations under the Loan Agreement are secured by substantially all of its assets. The Term Loans bear interest at the greater of (i) 12.25% and (ii) the sum of the Wall Street Journal Prime Rate (as defined in the Loan Agreement) plus 5.50%. Interest-only payments on the principal amount outstanding are due monthly beginning with the month the loan is disbursed. Beginning on either (i) February 11, 2028, or (ii) if the Second Tranche Term Loan has been drawn, August 11, 2028, the Company will also be required to repay in equal monthly installments (the “Amortization Payments”) the outstanding principal amount of the Term Loans.

If any portion of the Loan Agreement is prepaid prior to the maturity date (other than the Amortization Payments), then the Company will pay a prepayment premium with respect to such portion of the Term Loans being prepaid equal to (i) during the first year after the Loan Agreement Closing Date, 3.0% of the principal amount of such portion; (ii) during the second year after the Loan Agreement Closing Date, 2.0% of the principal amount of such portion; and (iii) thereafter but prior to the maturity date, 1.0% of the principal amount of such portion. In addition, the Company will pay certain other fees with respect to the Loan Agreement, including an upfront fee and a final payment fee equal to 4% of Term Loans funded.

The Loan Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Loan Agent, notice to the Loan Agent upon the occurrence of certain material events, compliance with applicable laws and certain liquidity requirements. The Loan Agreement also contains customary negative covenants, including certain restrictions on the ability to merge and consolidate with other companies, incur indebtedness, pay dividends, redeem the Company’s capital stock and grant liens or security interests on assets. The Loan Agreement includes certain customary events of default. If a default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Loan Agreement. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.

The Loan Agreement also provides that the Lenders may elect to convert up to $2.5 million of the principal amount of the Term Loans outstanding thereunder into shares of the Company’s common stock (“Common Stock”) at a price per share equal to 120% of the Warrant Price (as defined below).

In addition, the Loan Agreement provides that the Lenders have the right, in their discretion, to invest up to $1.0 million in equity securities on the same terms, conditions and pricing offered by the Company to any investor in connection with an equity securities offering that occurs after the Loan Agreement Closing Date.  The Lenders’ co-invest right terminates upon the repayment in full of all obligations owing under the Loan Agreements and is subject to certain qualifications and limitations as more fully set forth in the Loan Agreement.

 In connection with the Loan Agreement, the Company agreed to issue to the Lenders warrants (the “2026 Warrants”) exercisable for 1,395,348 shares of Common Stock, subject to possible adjustment in the event of a dilutive financing between the date of issuance and December 31, 2026. The exercise price of the 2026 Warrants will be the lower of (i) $0.86 and (ii) the lowest effective sale price per share paid in cash by third party investors to the Company for its Common Stock in any bona fide offering of Common Stock (or instruments exercisable for, or convertible into, shares of Common Stock) consummated at any time until (but excluding) December 31, 2026, subject to certain exceptions, in each case as adjusted from time to time in accordance with the terms of the 2026 Warrants (the “Warrant Price”). The 2026 Warrants became exercisable on the date of issuance and will expire on August 31, 2031. A holder of the 2026 Warrants will not have the right to exercise any portion of the 2026 Warrants if the holder, together with its affiliates and certain related parties, would beneficially own in excess of 4.99% (or, at the election of the holder, with the Company’s consent, up to 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise.

The foregoing description of the Loan Agreement and the 2026 Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement, copies of which are filed as Exhibits 10.47 and 10.48 to this Quarterly Report on Form 10-Q, and incorporated herein by reference, and the full text of the 2026 Warrants, copies of which are filed as Exhibits 4.10 and 4.11 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc.to SWK Funding LLC	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

4.9	2025 Form of Prefunded Warrant	8-K	001-39577	4.1	2/4/2025

4.10	Warrant to Purchase Shares of Stock of Elutia Inc., issued on August 11, 2026, by Elutia Inc. to Avenue Growth Lending Fund III, L.P.					*

4.11	Warrant to Purchase Shares of Stock of Elutia Inc., issued on August 11, 2026, by Elutia Inc. to Avenue Venture Opportunities Fund II, L.P.					*

10.45	First Amendment to Elutia Inc. Amended and Restated 2020 Incentive Award Plan	Proxy Statement	001-39577	Annex A	4/22/2026

10.46	Asset Purchase Agreement, dated July 16, 2026, by and between Cellution Biologics Inc. and Elutia Inc. #†	8-K	001-39577	10.1	7/20/2026

10.47	Loan and Security Agreement, dated August 11, 2026, by and among Elutia Inc., Elutia Med LLC, Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P. #†					*

10.48	Supplement to Loan and Security Agreement, dated August 11, 2026, by and between Elutia Inc., Elutia Med LLC, Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P. #†					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Certain confidential information contained in this Exhibit, marked in brackets, has been omitted, because it is both not material and of the type of information that the registrant treats as private or confidential.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELUTIA INC.

Date: August 14, 2026	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2026	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)