Form 10-Q
period 2026-09-30
ELUTIA INC.
filed 2026-11-10
CIK 1708527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 44,397,650 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including, without limitation, statements regarding our results of operations, financial position, and business strategy; expectations regarding our products and their targeted effects; plans for our sales and marketing growth; expectations regarding the potential payment of up to $3 million in contingent technology transfer and commercial milestone and earn-out payments, which if earned, will form part of the consideration and are conditioned upon satisfaction of certain milestones and metrics in connection with the sale of our former business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis (hADM) products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”) to Cellution Biologics; expectations regarding the potential payment of post-closing earnout payments from the sale of our former Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC; our anticipated expansion of our product development and research activities, including the expected development timelines of NXT-41 and NXT-41x, which are our next-generation biologic scaffolds, and which, in the case of NXT-41x, is combined with local antibiotic delivery; any statements and information concerning our future interactions with the U.S. Food and Drug Administration (“FDA”) regarding NXT-41 and NXT-41x; expectations for FDA clearance of NXT-41 and NXT-41x, including the timing and anticipated success thereof; the sufficiency of our current capital resources to develop and commercialize NXT-41 and NXT-41x; the size of the breast reconstruction market and the potential of the Company’s next-generation drug-eluting biomatrix products to compete in that market;  increases in expenses and seasonality; expectations regarding our competitive advantages, and overall clinical and commercial success; expectations regarding the pending lawsuits and claims related to our recall of a single lot of Fiber Viable Bone Matrix (“FiberCel”) and a separate single lot of viable bone matrix (“VBM”) and expectations regarding the litigation matter with a former lab and safety equipment supplier, amounts recoverable under insurance, indemnity and contribution agreements and the impact of such lawsuits and claims on our future financial position are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Without limiting the foregoing, the words “aim,” “believe,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements are not a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in the forward-looking statements, including, but not limited to the following:

●	our ability to enhance our products, expand our product indications and successfully develop, acquire and commercialize additional product offerings, including NXT-41 and NXT-41x;
●	our ability to obtain regulatory approval or other marketing authorizations by the U.S. Food and Drug Administration and comparable foreign authorities for our products and product candidates;
●	physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
●	our ability to achieve or sustain profitability;

●	our ability to service our indebtedness;
●	our ability to regain compliance with Nasdaq’s minimum bid price requirement and otherwise maintain compliance with any other listing requirement of Nasdaq Capital Market, and our ability to maintain a listing of our Class A common stock on the Nasdaq Capital Market;
●	our ability to comply with the covenants in, and to draw the second tranche term loan under, our loan and security agreement, and supplement to loan and security agreement (collectively, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P.;
●	the dilution to our existing stockholders that may result from the exercise of the warrants we issued to our lenders, including as a result of any down-round adjustment to their exercise price or share number, or from our lenders’ conversion of a portion of the term loan principal into shares of our Class A common stock;
●	our ability to raise funds in the future in the amounts and at the times needed;
●	the risk of product liability claims and our ability to obtain or maintain adequate product liability insurance;
●	risks relating to the sale of the SimpliDerm Business, including: (i) the risk that the technology transfer and commercial milestone payments from the sale of the SimpliDerm Business are reduced, delayed, or not earned or received; and (ii) the outcome of any legal proceedings that may be instituted against us following announcement of the sale of the SimpliDerm Business;
●	our ability to defend against the various lawsuits related to FiberCel and VBM, and any other ongoing or future litigation, and avoid a material adverse financial consequence;
●	our ability to satisfy the remaining Ligand Revenue Interest Obligation, which expires May 31, 2027;
●	the continued and future acceptance of our products by the medical community;
●	our dependence on independent sales agents to generate a substantial portion of our net sales;
●	our dependence on a limited number of third-party suppliers and manufacturers, which, in certain cases, are exclusive suppliers for products essential to our business, including our dependence on Cook as sole supplier for our remaining Cardiovascular products;
●	our ability to successfully realize the anticipated benefits of the sale of our SimpliDerm and Orthobiologics Businesses;
●	our ability to compete against other companies, most of which have longer operating histories, more established products and/or greater resources than we do;
●	pricing pressure as a result of cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability; and
●	our ability to obtain, maintain and adequately protect our intellectual property rights.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Quarterly Report includes our trademarks, trade names and service marks, including, without limitation, “Elutia®,” “ProxiCor®,” “Tyke®,” “VasCure®,” and our logo, which are our property and are protected under applicable intellectual property laws. This Quarterly Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks may appear in this Quarterly Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us, by these other parties.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

ELUTIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share and Per Share Data)

(UNAUDITED)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$29,093	$36,350
Accounts receivable, net	1,466	1,734
Inventory	272	438
Insurance receivables of litigation costs	2,527	4,846
Prepaid expenses and other current assets	809	2,271
Divestiture proceeds receivable	8,000	8,000
Current assets of discontinued operations	—	2,179
Total current assets	42,167	55,818

Property and equipment, net	2,830	2,511
Intangible assets, net	720	1,529
Operating lease right-of-use assets and other	2,476	2,492
Total assets	$48,193	$62,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,370	$4,791
Accrued expenses	4,592	4,352
Current portion of revenue interest obligation	4,325	4,400
Contingent liability for legal proceedings	3,465	11,241
Other current liabilities	1,278	355
Total current liabilities	16,030	25,139

Long-term debt, net	8,098	—
Long-term revenue interest obligation	—	2,828
Warrant and derivative liabilities	4,201	3,124
Long-term operating lease liabilities	3,608	3,587
Other long-term liabilities	931	—
Total liabilities	32,868	34,678

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Class A Common stock, $0.001 par value per share, 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025, and 44,397,650 and 42,784,848 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	44	43
Class B Common stock, $0.001 par value per share, 20,000,000 shares authorized as of September 30, 2026 and December 31, 2025 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	207,894	203,842
Accumulated deficit	(192,613)	(176,213)
Total stockholders’ equity	15,325	27,672
Total liabilities and stockholders' equity	$48,193	$62,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,137	$944	$3,306	$2,007
Cost of goods sold	435	446	1,299	1,248
Gross profit	702	498	2,007	759
Sales and marketing	756	921	2,423	1,889
General and administrative	3,748	3,505	11,173	10,770
Research and development	2,977	1,088	7,477	2,948
Litigation costs, net	117	853	2,780	7,429
Total operating expenses	7,598	6,367	23,853	23,036
Loss from operations	(6,896)	(5,869)	(21,846)	(22,277)
Interest expense (income), net	278	265	135	(42)
(Gain) loss on revaluation of warrant and derivative liabilities	(661)	(5,098)	768	(12,518)
Other (income) expense, net	(18)	—	(147)	1,547
Loss before provision for income taxes	(6,495)	(1,036)	(22,602)	(11,264)
Income tax expense	8	8	86	24
Net loss from continuing operations	(6,503)	(1,044)	(22,688)	(11,288)
Income (loss) from discontinued operations	5,218	(2,824)	6,288	(6,123)
Net loss	$(1,285)	$(3,868)	$(16,400)	$(17,411)

Net loss from continuing operations per share - basic	$(0.15)	$(0.02)	$(0.52)	$(0.28)
Net loss from continuing operations per share - diluted	$(0.15)	$(0.13)	$(0.52)	$(0.52)
Net (loss) income from discontinued operations per share - basic	$0.12	$(0.07)	$0.14	$(0.15)
Net (loss) income from discontinued operations per share - diluted	$0.11	$(0.06)	$0.14	$(0.13)
Net loss per share - basic	$(0.03)	$(0.09)	$(0.37)	$(0.43)
Net loss per share - diluted	$(0.04)	$(0.19)	$(0.37)	$(0.66)

Weighted average common shares outstanding - basic	44,313,491	42,431,314	43,847,094	40,965,925
Weighted average common shares outstanding - diluted	47,538,170	46,957,199	43,847,094	45,492,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(UNAUDITED)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2026	44,289,230	$44	—	$—	$207,030	$(191,328)	$15,746
Exercise of stock options	3,542	—	—	—	3	—	3
Issuance of common stock under Employee Stock Purchase Plan	38,647	—	—	—	26	—	26
Vesting of restricted stock units, net of shares withheld and taxes paid	66,231	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	860	—	860
Net loss	—	—	—	—	—	(1,285)	(1,285)
Balance, September 30, 2026	44,397,650	$44	—	$—	$207,894	$(192,613)	$15,325

Balance, June 30, 2025	38,081,935	$38	4,313,406	$4	$201,251	$(243,136)	$(41,843)
Issuance of common stock under Employee Stock Purchase Plan	27,710	—	—	—	32	—	32
Vesting of restricted stock units, net of shares withheld and taxes paid	127,115	—	—	—	(58)	—	(58)
Stock-based compensation	—	—	—	—	1,981	—	1,981
Conversion of Class B Common Stock to Class A Common Stock	1,962,160	2	(1,962,160)	(2)	—	—	—
Exercise of Prefunded Warrants	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	(3,868)	(3,868)
Balance, September 30, 2025	40,198,920	$40	2,351,246	$2	$203,044	$(247,004)	$(43,918)

	Class A		Class B
	Common Stock		Common Stock
					Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	42,784,848	$43	—	$—	$203,842	$(176,213)	$27,672
Exercise of stock options	8,730	—	—	—	7	—	7
Issuance of common stock under Employee Stock Purchase Plan	87,488	—	—	—	71	—	71
Vesting of restricted stock units, net of shares withheld and taxes paid	217,816	—	—	—	(111)	—	(111)
Warrants exercise, net of administrative costs	1,298,768	1	—	—	1,389	—	1,390
Stock-based compensation	—	—	—	—	2,696	—	2,696
Net loss	—	—	—	—	—	(16,400)	(16,400)
Balance, September 30, 2026	44,397,650	$44	—	$—	$207,894	$(192,613)	$15,325

Balance, December 31, 2024	30,897,232	$31	4,313,406	$4	$183,298	$(229,593)	$(46,260)
Issuance of common stock in connection with registered direct offering, net of issuance costs of $1.2 million	5,520,000	6	—	—	12,590	—	12,596
Issuance of common stock as payment under revenue interest obligation	1,105,528	1	—	—	2,199	—	2,200
Issuance of common stock as payment of interest	50,000	—	—	—	83	—	83
Conversion of Class B Common Stock to Class A Common Stock	1,962,160	2	(1,962,160)	(2)	—	—	—
Exercise of Prefunded Warrants	249,910	—	—	—	727	—	727
Issuance of common stock under Employee Stock Purchase Plan	59,268	—	—	—	112	—	112
Vesting of restricted stock units, net of shares withheld and taxes paid	354,822	—	—	—	(307)	—	(307)
Stock-based compensation	—	—	—	—	4,342	—	4,342
Net loss	—	—	—	—	—	(17,411)	(17,411)
Balance, September 30, 2025	40,198,920	$40	2,351,246	$2	$203,044	$(247,004)	$(43,918)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELUTIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
Net loss	$(16,400)	$(17,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,082	2,488
Gain on sale of Orthobiologics Business	(425)	—
Gain on sale of SimpliDerm Business, excluding divestiture costs	(5,617)	—
(Gain) loss on revaluation of warrant and derivative liabilities	768	(12,518)
Amortization of deferred financing costs and debt discount	135	161
Interest expense recorded as additional revenue interest obligation and long-term debt	398	3,892
Stock-based compensation	2,696	4,342
Changes in right-of-use assets and lease liabilities and lease incentives received	459	—
Payments on revenue interest obligation	(3,300)	—
Changes in operating assets and liabilities:
Accounts receivable	268	(1,277)
Inventory	381	(1,093)
Insurance receivables of litigation costs	2,321	199
Prepaid expenses and other	1,462	1,898
Accounts payable and accrued expenses	(2,302)	3,308
Contingent liability for legal proceedings	(7,777)	(4,049)
Other liabilities	1,431	64
Net cash used in operating activities	(24,420)	(19,996)
INVESTING ACTIVITIES:
Proceeds from sale of Orthobiologics Business	425	—
Proceeds from sale of SimpliDerm Business	7,700	—
Expenditures for property and equipment	(592)	(1,022)
Net cash provided by (used in) investing activities	7,533	(1,022)
FINANCING ACTIVITIES:
Proceeds from registered direct offering and warrants, net of offering costs	—	13,796
Proceeds from long-term debt and warrants	10,000	—
Debt issuance costs	(337)	—
Repayments of insurance premium financings	—	(1,101)
Payments for taxes upon vesting of restricted stock units	(111)	(307)
Proceeds from stock option exercises and issuance of common stock under ESPP	78	112
Net cash provided by financing activities	9,630	12,500

Net decrease in cash and cash equivalents	(7,257)	(8,518)

Cash and cash equivalents, beginning of period	36,350	13,239
Cash and cash equivalents, end of period	$29,093	$4,721

Supplemental Cash Flow and Non-Cash Financing Activities Disclosures:
Cash paid for interest	$3,481	$560
Issuance of common stock as payment under revenue interest obligation	$—	$2,200
Operating lease right-of-use assets executed	$113	$2,271
Conversion of Common Warrants and Prefunded Warrants to common stock	$1,390	$727

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K (“2025 Annual Report”) for the fiscal year ended December 31, 2025. The financial information as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for these interim periods have been included.  The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or any future year or period.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

On July 16, 2026, the Company entered into an Asset Purchase Agreement (the “SimpliDerm APA”) with Cellution Biologics Inc. (“Cellution”). On August 17, 2026, at the closing of the transactions contemplated by the APA, Cellution purchased from the Company substantially all of the assets related to the Company’s business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis (hADM) products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”). The assets of the SimpliDerm Business constituted substantially all of the assets held in Elutia’s Women’s Health segment. Cellution only assumed certain liabilities related to performance of the contracts transferred in the SimpliDerm APA. The SimpliDerm APA provides for aggregate consideration payable to the Company of up to $11 million, consisting of: (i) a base purchase price of $8 million in cash, which was paid at closing less a $0.3 million reduction related to post-close estimated adjustments for inventory levels (which may change after a definitive post-closing inventory reconciliation); (ii) a contingent payment of up to $2 million, payable upon completion of certain technology transfer and manufacturing transition milestones within an 18-month period following the closing, subject to reduction for sales shortfalls against monthly SimpliDerm sales targets during such transition period; and (iii) contingent payments of up to $1 million, in the aggregate, in the form of earn-out payments, payable for any four of the first five quarters following the SimpliDerm Closing in which SimpliDerm sales exceed a specified quarterly revenue target.

On September 8, 2025, Elutia executed an Asset Purchase Agreement (the “CIED APA”) with Boston Scientific Corporation (“BSC”), a Delaware corporation, and Cardiac Pacemakers Inc. (“CPI”), a Minnesota corporation (collectively with BSC, the “CIED Buyers”).  On October 1, 2025, at the closing of the transactions contemplated by the CIED APA, the CIED Buyers purchased from the Company substantially all of the assets that are related to the Company’s business of researching, developing, administering, operating, commercializing, manufacturing, selling and marketing its cardiac implantable electronic device (“CIED”) products, including its CanGaroo®, CanGaroo® RM, EluPro™ and CIED envelope products, including next generation CIED envelope products (collectively the “CIED Business”). The assets of the CIED Business constituted substantially all of the assets previously held in Elutia’s Device Protection segment. The CIED Buyers only assumed certain liabilities related to performance of the contracts transferred in the CIED APA. The CIED APA provided for an aggregate purchase price of $88.0 million in cash, subject to certain adjustments pursuant to the terms of the CIED APA. After giving effect to an inventory adjustment of $0.4 million, aggregate consideration totaled $88.4 million, of which $80.4 million was paid in cash to Elutia at the closing of the transactions or shortly thereafter, and $8.0 million was deposited at the closing in escrow with a bank for twelve months, subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the CIED APA by the Company, and was released to the Company in October 2026. The Company recognized a gain, net of tax effect and divestiture costs, of $76.1 million on the sale of the CIED Business during the fourth quarter of 2025. Such gain included the recognition of the $8.0 million in escrow as a divestiture proceeds receivable on the accompanying balance sheets as of September 30, 2026 and December 31, 2025.

On November 8, 2023, the Company completed the sale of substantially all of the assets relating to its Orthobiologics segment (the “Orthobiologics Business”) to Berkeley Biologics, LLC (“Berkeley”). The Orthobiologics Business was comprised of assets relating to researching, developing, administering, insuring, operating, commercializing, manufacturing, selling and marketing the Company’s Orthobiologics products, and the business of contract manufacturing of particulate bone, precision milled bone, cellular bone matrix, acellular dermis, soft tissue and other products. The assets sold represent the entirety of the Company’s Orthobiologics segment. In the sale, the Company received approximately $14.6 million, and the Company may earn up to an additional $20.0 million, in the aggregate, in the form of earn-out payments. The earn-out payments are equal to 10% of the actual revenue earned by Berkeley in each of the five years after the closing of the sale from sales of specified Orthobiologics products under the purchase agreement (including improvements, modifications, derivatives and enhancements related to those products). There were no earn-out payments earned or paid in the three or nine months ended September 30, 2026 or 2025. In the purchase agreement, the Company has retained the liabilities arising out of the VBM and FiberCel matters, as described in Note 10, both of which products were part of the Orthobiologics Business. The Company recognized a gain of $6.0 million on the sale of the Orthobiologics Business in the fourth quarter of 2023 and an additional gain of $0.2 million in the second quarter of 2024 from an adjustment payment related to the final working capital received by Berkeley at the sale date. Additionally, the purchase agreement provided for a customary indemnity holdback in the amount of $1.5 million to be retained by Berkeley for 24 months after closing of the transaction. In March 2026, the indemnity holdback was resolved with Berkeley remitting $0.4 million to Elutia. Such amount was recognized as additional gain in the first quarter of 2026 within income (loss) from discontinued operations in the accompanying condensed consolidated financial statements. Should the Company receive incremental proceeds in the future through an earn-out payment, an additional gain will be recorded upon the receipt of such amounts.

The SimpliDerm, CIED and Orthobiologics Businesses were classified as held for sale in the periods in which the applicable held for sale criteria under ASC 205-20 were met. Because the disposition of each of the three businesses represented a strategic shift that had, or will have, a major effect on the Company’s operations and financial results, each business individually qualified for discontinued operations presentation. Accordingly, the results of these businesses are reported as discontinued operations for all periods presented. Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements relates to continuing operations. See Note 4 for further discussion of these divestitures.

Since inception, the Company has financed its operations primarily through amounts borrowed under its credit facilities, proceeds from its initial public offering (“IPO”), sales of its products and more recently, the sale of its Orthobiologics, CIED and SimpliDerm Businesses and proceeds from follow-on offerings and private placements of its common stock and warrants to purchase its common stock. The Company’s historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in its production activities, litigation defense and settlement costs and investing in its commercial infrastructure.  For the nine months ended September 30, 2026, the Company incurred a loss from continuing operations of $22.7 million, and as of September 30, 2026, the Company had an accumulated deficit of $192.6 million. In addition, during the nine months ended September 30, 2026, the Company used $24.4 million of cash in operating activities. The Company expects to incur operating losses and negative cash flows from operations for the foreseeable future, as the Company advances its development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with the Company’s development and commercialization efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The future viability of the Company is dependent on its ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. The Company may seek to raise capital through the issuance of common stock or debt such as the offerings described in Note 9 and the new debt facility described in Note 7, or pursue asset sales or other transactions, such as the sale of the Orthobiologics, CIED and SimpliDerm Businesses described above.  However, such transactions may not be successful, and the Company may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to its obligations on acceptable terms, or at all.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least one year after the issuance date of the condensed consolidated financial statements. If the Company is unable to obtain sufficient funding when needed and/or on acceptable terms, the Company may be required to significantly curtail, delay or discontinue its research and development programs, the manufacture of clinical and commercial supplies, product portfolio expansion, commercialization efforts and/or commercial operations, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Reclassifications

The Company has determined that its operating and reportable segments are consistent with its major product groupings which in prior periods included Device Protection, Women’s Health and Cardiovascular. Segment results for the three and nine months ended September 30, 2025, have been recast to conform to the new segment presentation, which now excludes Device Protection and Women’s Health due to their divestitures noted above, thus leaving the Company with only one segment. Refer to the Segment Information in Note 12.

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

Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore, both are treated as the same class of stock for purposes of the earnings per share calculation. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued or are outstanding as of September 30, 2026 and December 31, 2025. During the year ended December 31, 2025, all outstanding shares of Class B common stock were converted to Class A common stock.

Basic net income (loss) per share is computed by dividing net loss available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities include common and prefunded warrants. For purposes of the diluted net income (loss) per share calculation, stock options, restricted stock units (“RSUs”), warrants and the Conversion Option (as defined in Note 9) are considered to be common stock equivalents. In applying the two-class method, the Company has elected an accounting policy to determine whether undistributed earnings are allocated to participating securities by analogy to the ‘control number’ concept in ASC 260. Accordingly, the Company evaluates income (loss) from continuing operations to determine whether participating securities are allocated earnings. Participating securities are not allocated losses as they are not contractually obligated to share in losses. This policy is applied consistently from period to period. See Note 11 for further discussion of net income (loss) per share attributable to common stockholders.

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

The estimated fair value of financial instruments disclosed in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the Company’s long- term debt, which includes Level 3 inputs, approximates its fair value because the debt bears interest at a variable market rate and the Company’s credit risk has not materially changed since the inception of the agreement.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. A discounted cash flow analysis is used to estimate an asset’s fair value, using assumptions that market participants would apply. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and could result in a lower fair value and therefore an impairment, which could impact reported results. There were no impairment losses for the three and nine months ended September 30, 2026 or 2025.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants issued in connection with the September 2023 private placement, June 2024 registered direct offering and 2025 registered direct offering (see Note 9) as well as the August 2026 loan agreement (see Note 7) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in (Gain) loss on revaluation of warrant and derivative liabilities in the condensed consolidated statements of operations.

Derivative Liability

The Company evaluates debt instruments and other hybrid contracts for embedded features that may be required to be separated and accounted for as derivative instruments in accordance with ASC 815, and, when applicable, ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In evaluating whether an embedded equity-linked feature qualifies for a derivative scope exception, the Company considers the guidance in ASC 815-40, “Contracts on an Entity’s Own Equity” (“ASC 815-40”), including whether the feature is indexed to the Company’s own stock and meets the related equity classification conditions. When the Company concludes that an embedded conversion feature must be bifurcated, the Company records the bifurcated embedded feature as a derivative liability at fair value on the issuance date. The host debt instrument is accounted for under the applicable debt guidance, with the proceeds allocated between the host and the bifurcated derivative, which generally results in a debt discount that is amortized to interest expense over the term of the related debt using the effective interest method. The derivative liability, which currently consists of the loan agreement conversion option (see Note 7), is subsequently remeasured to fair value at each balance sheet date, and any change in fair value is recognized in (Gain) loss on revaluation of warrant and derivative liabilities in the condensed consolidated statements of operations.

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

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans in accordance with FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. The Company has elected to account for forfeitures as they occur.

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

There was one customer that represented 16% of the Company’s total net sales for the nine months ended September 30, 2025. No customers accounted for greater than 10% of sales for the three months ended September 30, 2026 and 2025 or for the nine months ended September 30, 2026. There was one customer that represented 33% of the Company’s accounts receivable as of September 30, 2026. There was one customer that represented 13% of the Company’s accounts receivable as of December 31, 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and nine months ended September 30, 2026 and 2025, the Company’s net loss equaled its comprehensive loss and accordingly, no additional disclosure is presented.

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

Note 3. Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40). This update assesses the disaggregation of income statement expense which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this update and the impact it will have on the Company’s disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update expands an existing scope exception under ASC 815 to exclude certain contracts with underlyings based on the operations or activities of one of the parties, such as contingent payments the Company may receive related to the sale of its SimpliDerm Business. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods therein. The Company early adopted ASU 2025-07 in the third quarter of 2026 with an effective date of January 1, 2026.

Note 4. Discontinued Operations

As described in Note 2, on August 17, 2026, the Company completed the sale of its SimpliDerm Business. Additionally, on October 1, 2025, the Company completed the sale of its CIED Business and on November 8, 2023, it completed the sale of its Orthobiologics Business. All such divestitures met the criteria for reporting as discontinued operations in accordance with ASC 205-20 - Discontinued Operations. The results of operations for the three and nine months ended September 30, 2026 and 2025 for these businesses have been recast to conform to this discontinued operations presentation. Furthermore, the divested assets and liabilities of the SimpliDerm Business, which consisted only of inventory, are classified as current assets of discontinued operations as of December 31, 2025.

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

The following table shows the financial results of the discontinued operations for the three months ended September 30, 2026:

SimpliDerm Business
Net sales	$893
Cost of goods sold	489
Gross profit	404
Sales and marketing	293
General and administrative	53
Total operating expenses	346
Gain on sale of SimpliDerm Business	(5,160)
Income from discontinued operations	$5,218

The following table shows the financial results of the discontinued operations for the nine months ended September 30, 2026:

	Orthobiologics Business	SimpliDerm Business	Total
Net sales	$—	$4,265	$4,265
Cost of goods sold	—	1,917	1,917
Gross profit	—	2,348	2,348
Sales and marketing	—	1,470	1,470
General and administrative	—	175	175
Total operating expenses	—	1,645	1,645
Gain on sale of Orthobiologics and SimpliDerm Businesses	(425)	(5,160)	(5,585)
Income from discontinued operations	$425	$5,863	$6,288

See Note 2 for discussion of the $0.4 million received in the first quarter of 2026 which relates to the Company’s sale of its Orthobiologics Business.

The following table shows the financial results of the discontinued operations for the three months ended September 30, 2025:

	CIED Business	SimpliDerm Business	Total
Net sales	$3,958	$2,379	$6,337
Cost of goods sold	2,177	1,024	3,201
Gross profit	1,781	1,355	3,136
Sales and marketing	2,974	680	3,654
General and administrative	1,022	14	1,036
Research and development	287	—	287
Total operating expenses	4,283	694	4,977
Interest expense	983	—	983
(Loss) income from discontinued operations	$(3,485)	$661	$(2,824)

The following table shows the financial results of the discontinued operations for the nine months ended September 30, 2025:

	CIED Business	SimpliDerm Business	Total
Net sales	$10,552	$7,015	$17,567
Cost of goods sold	6,086	3,092	9,178
Gross profit	4,466	3,923	8,389
Sales and marketing	7,522	1,974	9,496
General and administrative	1,315	22	1,337
Research and development	787	—	787
Total operating expenses	9,624	1,996	11,620
Interest expense	2,892	—	2,892
(Loss) income from discontinued operations	$(8,050)	$1,927	$(6,123)

Significant cash flow and non-cash information of discontinued operations for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
Significant operating non-cash reconciliation items*
Depreciation and amortization	$-	$1,569
Stock-based compensation	-	892
Changes in operating assets and liabilities:
Inventory*	2,189	(714)
Prepaid expenses and other	-	257
Other current liabilities	-	(231)

Significant investing items*
Expenditures for property, plant and equipment	-	(27)

*Includes 2,189 and 299 related to inventory of the SimpliDerm Business for the nine months ended September 30, 2026 and 2025, respectively. All other amounts relate to the divestiture of the CIED Business.

Note 5. Stock-Based Compensation

In 2015, the Company established the Elutia Inc. 2015 Stock Option/Stock Issuance Plan, as amended (the “2015 Plan”) which provided for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. On October 7, 2020, in connection with the Company’s initial public offering (“IPO”), the Company adopted the Elutia Inc. 2020 Incentive Award Plan, and on June 8, 2023, the Company’s stockholders approved the amendment and restatement of that plan (as amended and restated, the “2020 Plan”), which authorizes the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to employees, directors and consultants. Shares of Class A common stock totaling 1,636,000 were initially reserved for issuance pursuant to the 2020 Plan. In June 2023 and June 2026, the number of shares of Class A common stock reserved for issuance under the 2020 Plan was increased by 2,000,000 and 3,000,000 shares, respectively. In addition, the shares reserved for issuance under the 2020 Plan also include shares reserved but not issued under the 2015 Plan as well as an annual increase as set forth in the 2020 Plan. As of September 30, 2026, the Company had 3,592,573 shares of Class A common stock available for issuance under the 2020 Plan.

In March 2026, the Company established the Elutia Inc. 2026 Inducement Award Plan (the “2026 Inducement Plan”) to attract, retain and motivate persons who are expected to make important contributions to the Company. Shares of Class A common stock totaling 2,000,000 are reserved for issuance pursuant to the 2026 Inducement Plan.

On November 10, 2026, the Company granted 3,442,000 stock options, which include 3,064,000 granted from the 2020 Plan and 378,000 granted from the 2026 Inducement Plan.

Stock Options

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of Class A common stock at closing on the date of the grant. The Company’s stock options generally have contractual terms of ten years and vest over a four-year period from the date of grant.

A summary of stock option activity under the Company’s 2015 Plan, 2020 Plan and 2026 Inducement Plan for the nine months ended September 30, 2026 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Number of Shares	Price	(years)	(in thousands)
Outstanding, December 31, 2025	3,297,941	$4.75	7.1	$-
Granted	3,565,769	$0.78
Exercised	(8,730)	$0.69
Forfeited	(220,100)	$2.79
Outstanding, September 30, 2026	6,634,880	$2.69	8.0	$244
Vested and exercisable, September 30, 2026	2,986,206	$4.40	6.8	$41

As of September 30, 2026, there was approximately $2.2 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years.

The Company uses the Black-Scholes model to value its stock option grants that vest based on the passage of time and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the estimated fair value of the underlying common stock, expected term, expected volatility, dividend yield, and the risk-free interest rate. The Company uses the simplified method for estimating the expected term used to determine the fair value of options. The expected volatility of the Class A common stock is based on the Company’s historical stock data. The Company uses a zero-dividend yield assumption as the Company has not paid dividends since inception nor does it anticipate paying dividends in the future. The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The period expense is then determined based on the valuation of the options and is recognized on a straight-line basis over the requisite service period for the entire award.

The following weighted-average assumptions were used to determine the fair value of time-based options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Expected term (years)	6.0	5.5
Risk-free interest rate	3.9%	4.0%
Volatility factor	105.5%	107.2%
Dividend yield	—	—

The Company has also granted stock options that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these stock options, the Company accounted for the awards as market condition awards and used an option pricing model, the Monte Carlo model, to determine the fair value of the respective equity instruments and an expense recognition term of approximately three years. As of September 30, 2026, there were a total of 345,011 stock options outstanding that are market condition stock option awards.

Restricted Stock Units

Restricted stock units (“RSUs”) represent rights to receive common shares at a future date. There is no exercise price, and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award.

A summary of the RSU activity under the Company’s 2020 Plan for the nine months ended September 30, 2026 is as follows:

		Weighted-
		Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested, December 31, 2025	726,805	$3.38
Granted	30,000	$1.22
Vested	(328,378)	$3.68
Forfeited	(16,621)	$3.17
Unvested, September 30, 2026	411,806	$2.99

The total fair value of the RSUs granted during the nine months ended September 30, 2026 was less than $0.1 million. For the performance vesting RSUs, the fair value was based on the fair market value of the Company's Class A common stock on the date of grant. The market condition RSUs are valued as described below. The respective fair values are amortized to expense on a straight-line basis over the vesting period of generally three to four years.

As of September 30, 2026, $0.4 million of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of 1.0 year.

The Company has granted RSUs that vest upon the achievement of certain share price thresholds for twenty consecutive days of trading at each respective threshold. For these RSUs, the Company accounted for the awards as market condition awards and used a Monte Carlo model to determine the fair value of these RSUs as well as the expense recognition term of approximately three years using the graded vesting method. As of September 30, 2026, there were 252,394 RSUs outstanding that were market condition RSU awards.

Employee Stock Purchase Plan

The Company makes shares of its Class A common stock available for purchase under its 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for separate six-month offering periods that begin in March and September of each year. Under the ESPP, employees may purchase a limited number of shares of Elutia Class A common stock at 85% of the fair market value on either the first day of the offering period or the purchase date, whichever is lower. The ESPP is considered compensatory for purposes of stock-based compensation expense.  The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through January 1, 2030, in an amount as set forth in the ESPP. As of September 30, 2026, the total shares of Class A common stock authorized for issuance under the ESPP was 1,554,296, of which 1,104,325 remained available for future issuance.

Stock-Based Compensation Expense

Stock-based compensation expense recognized during the three and nine months ended September 30, 2026 and 2025 was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales and marketing	$34	$265	$123	$387
General and administrative	654	771	2,054	2,406
Research and development	172	196	519	539
Cost of goods sold	-	103	-	118
Total stock-based compensation expense	$860	$1,335	$2,696	$3,450

Stock-based compensation expense included within discontinued operations totaled $0.6 million and $0.9 million for the three and nine months ended September 30, 2025.

Note 6. Inventory

Inventory as of September 30, 2026 and December 31, 2025 was comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$78	$239
Finished goods	194	199
Total	$272	$438

Note 7. Long-Term Debt

SWK Loan Facility

On August 10, 2022, the Company entered into a senior secured term loan facility with SWK Funding LLC, as agent, and other lenders party thereto for an aggregate principal amount of $25 million, and the Company amended the facility in May 2023, March 2024 and September 2024 (as amended, the “SWK Loan Facility”). On October 1, 2025, in connection with and through the proceeds of the sale of the Company’s CIED Business described in Note 2, Elutia fully repaid the SWK Loan Facility as required by the terms of the loan agreement. The outstanding principal, including the accrued exit fee, and accrued interest recognized as of this date totaled approximately $26.9 million. The total payment by the Company to SWK in full satisfaction of the debt was $27.8 million, yielding a loss on early repayment of debt of $1.3 million (including the write-off of the unamortized debt discount and deferred financing costs of $0.4 million) in the fourth quarter of 2025. The weighted average interest rate on the SWK Loan Facility was 12.3% and 12.5% for the three and nine months ended September 30, 2025, respectively.

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

Avenue Loan Agreement

On August 11, 2026 (the “Loan Agreement Closing Date”), the Company entered into a loan and security agreement, and supplement to loan and security agreement (collectively, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders (in such capacities, the “Loan Agent”) and as lender (“Avenue 2”), and Avenue Growth Lending Fund III, L.P., as a lender (“Avenue 3”; together with Avenue 2, the “Lenders”), which provides for a senior secured term loan facility of up to $15 million in the aggregate that matures on March 1, 2030, consisting of (i) an initial term loan of $10 million (the “First Tranche Term Loan”), which was fully funded on the Loan Agreement Closing Date, and (ii) a $5 million delayed draw term loan (the “Second Tranche Term Loan”), which will be made available between May 1, 2027 and September 30, 2027, subject to the clearance by the FDA of the Company’s NXT-41x product and satisfaction of certain liquidity conditions (the “Second Tranche Term Loan”, which together with the First Tranche Term Loan, the “Term Loan”).

The Company’s obligations under the Loan Agreement are secured by substantially all of its assets. The Term Loan bears interest at the greater of (i) 12.25% and (ii) the sum of the Wall Street Journal Prime Rate plus 5.50%. Interest-only payments on the principal amount outstanding are due monthly. Beginning on either (i) February 11, 2028, or (ii) if the Second Tranche Term Loan has been drawn, August 11, 2028, the Company will also be required to repay in equal monthly installments (the “Amortization Payments”) the outstanding principal amount of the Term Loan through the maturity date. The weighted average interest rate on the Term Loan was 12.3% for the three and nine months ended September 30, 2026.

If any portion of the Term Loan is prepaid prior to the maturity date (other than the Amortization Payments), then the Company will pay a prepayment premium with respect to such portion of the Term Loan being prepaid equal to (i) during the first year after the Loan Agreement Closing Date, 3.0% of the principal amount of such portion; (ii) during the second year after the Loan Agreement Closing Date, 2.0% of the principal amount of such portion; and (iii) thereafter but prior to the maturity date, 1.0% of the principal amount of such portion. In addition, the Company will pay certain other fees with respect to the Loan Agreement, including an upfront commitment fee and a final payment fee due at maturity equal to 4% of the Term Loan funded, or $0.4 million based upon the aggregate amount currently funded. The final payment fee is recognized as additional interest cost and accreted to the Term Loan balance using the effective interest method over the contractual term of the Term Loan. Accretion of the final payment fee is included in interest expense.

The Loan Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Loan Agent, notice to the Loan Agent upon the occurrence of certain material events, compliance with applicable laws and certain liquidity requirements. The Loan Agreement also contains customary negative covenants, including certain restrictions on the ability to merge and consolidate with other companies, incur indebtedness, pay dividends, redeem the Company’s capital stock and grant liens or security interests on assets. The Loan Agreement includes certain customary events of default. If a default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Loan Agreement and pay default interest at the designated rate plus 5%, compounded monthly. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements. As of September 30, 2026, the Company was in compliance with all covenants under the Loan Agreement.

 In connection with the Loan Agreement, the Company agreed to issue to the Lenders warrants exercisable for 1,395,348 shares of Common Stock, subject to possible adjustment in the event of a dilutive financing between the date of issuance and December 31, 2026. The Loan Agreement also provides that the Lenders may elect to convert up to $2.5 million of the principal amount of the Term Loan outstanding thereunder (“Conversion Option”) into shares of the Company’s common stock (“Common Stock”) at a price per share equal to 120% of the Warrant Price (as defined in Note 9). See Note 9 for further discussion of the Lender warrants and Conversion Option.

As of September 30, 2026, the Term Loan was classified as long-term debt on the condensed consolidated balance sheets and is recorded at amortized cost, net of unamortized debt discounts and issuance costs. The debt discounts were recorded upon issuance as a result of the initial recognition of (i) Lender warrants classified as a liability and (ii) the Conversion Option classified as a derivative liability, each discussed in Note 9.

Debt issuance costs, including the upfront commitment fee noted above, and debt discounts are amortized to interest expense over the contractual term of the Term Loan using the effective interest method. Changes in the fair value of the Lender warrants and the derivative liability are recognized in earnings in accordance with the accounting described in Note 9 and are not components of interest expense.

As of September 30, 2026, the contractual maturities and carrying amount of the Term Loan was as follows (in thousands):

Years ending December 31,
2027	$—
2028	4,167
2029	5,000
2030	833
Total	10,000
Debt Discount	(1,583)
Debt Issuance Costs	(319)
Total, net	8,098
Current Portion	—
Long-term Debt	$8,098

Note 8. Revenue Interest Obligation

On May 31, 2017, the Company completed an asset purchase agreement with CorMatrix Cardiovascular, Inc. (“CorMatrix”) and acquired all CorMatrix commercial assets and related intellectual property (the “CorMatrix Acquisition”). As part of the CorMatrix Acquisition, the Company assumed a restructured, long-term royalty obligation (the “Revenue Interest Obligation”) to Ligand Pharmaceuticals Incorporated (“Ligand”) with an estimated present value on the acquisition date of $27.7 million. On January 10, 2024, the Company entered into an amendment to the Revenue Interest Obligation (the “Amended Revenue Interest Obligation”). Pursuant to the Amended Revenue Interest Obligation, subject to annual minimum payments of $4.4 million per year, the terms of the Revenue Interest Obligation require Elutia to pay Ligand 5% of future sales of the products Elutia acquired from CorMatrix, including CanGaroo, ProxiCor, Tyke and VasCure, as well as products substantially similar to those products, such as EluPro. Following Ligand’s October 2025 release of its security and royalty interest in the assets of the CIED Business (including CanGaroo and EluPro) in connection with the sale of the CIED Business, the royalty applies to sales of ProxiCor, Tyke and VasCure and substantially similar products.

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

The Company records the present value of the estimated total future payments under both the Revenue Interest Obligation and Amended Revenue Interest Obligation as a long-term obligation, with the short-term portion being recorded as described below. At each reporting period, the value of the Revenue Interest Obligation is re-measured based on current estimates of future payments, with changes to be recorded in the condensed consolidated statements of operations using the catch-up method. Such valuation is categorized with Level 3 fair value inputs. The Amended Revenue Interest Obligation changed the timing and extent of future payments by the Company to Ligand and such change to the estimated future payments yielded a reduction to the total obligation of approximately $1.4 million during the year ended December 31, 2024. The resulting gain was recognized as other income in the accompanying condensed consolidated statements of operations.  During the second quarter of 2025, the Company identified and corrected an accounting error related to the January 2024 amendment of the Revenue Interest Obligation. The Company inappropriately accounted for it under the catch-up method and recognized a gain instead of accounting for it as a modification. As a result, the Company recorded a gain of $1.4 million recognized in the first quarter of 2024 and overstated interest expense in the subsequent periods. The Company has determined that the error was not material to the current or any of the prior periods. However, as of the second quarter of 2025, the revenue interest obligation was understated by $0.8 million. As such, the Company corrected this as an out of period adjustment in June 2025 through a $1.4 million increase to other expense to reverse the original gain and a decrease of $0.6 million in interest expense to reverse the overstatement of interest expense. The out of period correction is not material to the condensed consolidated financial statements.

As of September 30, 2026, the entire Amended Revenue Interest Obligation is recorded as short-term due to the May 2027 expiration date. As of December 31, 2025, the short-term portion of the Amended Revenue Interest Obligation is comprised of the annual minimum payments of $4.4 million.

Note 9. Common Stock and Warrants

Avenue Warrants

 In connection with the Loan Agreement described in Note 7, the Company agreed to issue to the Lenders warrants (the “Avenue Warrants”) exercisable for 1,395,348 shares of Common Stock, subject to possible adjustment in the event of a dilutive financing between the date of issuance and December 31, 2026. The exercise price of the Avenue Warrants will be the lower of (i) $0.86 or (ii) the lowest effective sale price per share paid in cash by third party investors to the Company for its Common Stock in any bona fide offering of Common Stock (or instruments exercisable for, or convertible into, shares of Common Stock) consummated at any time until (but excluding) December 31, 2026, subject to certain exceptions, in each case as adjusted from time to time in accordance with the terms of the Avenue Warrants (the “Warrant Price”). The Avenue Warrants became exercisable on the date of issuance and will expire on August 31, 2031. The warrant agreement includes customary anti-dilution adjustments, including a down-round provision. The Avenue Warrants provide for cashless exercise, including automatic cashless exercise upon expiration if the fair market value of Common Stock exceeds the exercise price at expiration. The Avenue Warrants also include a beneficial ownership limitation and a change-of-control provision that provides for automatic exercise in connection with a change of control, as defined in the warrant agreement.

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

Warrant Liabilities

The Company evaluated the Avenue Warrants to determine the appropriate financial statement classification in accordance with ASC 480 and ASC 815. Although the Avenue Warrants are a freestanding financial instrument, the Company concluded that they do not meet all requirements for equity classification under ASC 815, including the requirement that the contract be indexed to the Company’s own stock, because certain provisions affect the settlement amount in a manner that is not consistent with the inputs to the valuation of a fixed-for-fixed option on the Company’s equity shares. As a result, the Company allocated a portion of the gross proceeds from the bundled transaction to the Avenue Warrants based on its fair value and has recorded such amounts as a liability within Warrant and derivative liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2026.  This liability is recorded as a debt discount within the Term Loan carrying amount, to be amortized to interest expense over the loan term using the effective interest method.

The Company has concluded that the 2025 Prefunded Warrants from the 2025 Registered Offering, the 2024 Prefunded Warrants from the 2024 Registered Offering and the Common Warrants and the 2023 Prefunded Warrants from the Private Offering do not meet the equity contract scope exception under ASC 815-40 as in the event of a (i) fundamental transaction such as a merger and (ii) failure to timely deliver warrant shares upon exercise, certain provisions of which may require the Company to adjust the settlement value in a manner that is not consistent with a fixed-for-fixed option pricing model. As a result, the Company allocated a portion of the gross proceeds from the respective offerings to the related warrants based on their fair values and have recorded such amounts as a liability within Warrant and derivative liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

As noted above, the last exercise date for the Common Warrants was July 31, 2024. All Common Warrants outstanding were exercised by such date. Certain of these exercises ultimately resulted in their conversion to 2023 Prefunded Warrants. The liability associated with the Avenue Warrants, 2025 Prefunded Warrants, 2024 Prefunded Warrants  and 2023 Prefunded Warrants is recorded as a liability within Warrant and derivative liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

A summary of the warrant activity for the nine months ended September 30, 2026 is as follows:

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Avenue Warrants
Outstanding, December 31, 2025	3,323,326	725,000	480,000	—
Issued	—	—	—	1,395,348
Exercised	(1,300,000)	—	—	—
Outstanding, September 30, 2026	2,023,326	725,000	480,000	1,395,348

The Company calculated the fair value of the 2026 Avenue Warrants using a binomial lattice model with the following inputs:

	August 11,	September 30,
	2026	2026
Common stock price	$0.80	$0.79
Exercise price	$0.86	$0.86
Expected term (years)	4.5	4.4
Risk-free interest rate	4.4%	5.1%
Volatility factor	95.1%	94.5%
Dividend yield	-%	-%

The Company has used the price of its Class A Common Stock to estimate the fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants at each measurement date. The price of the Company’s Class A Common Stock approximates fair value of the 2025 Prefunded Warrants, 2024 Prefunded Warrants and 2023 Prefunded Warrants (collectively the “Prefunded Warrants”) due to the exercise price per share of $0.001. The fair value adjustments have been recorded as Gain (loss) on revaluation of warrant liability in the accompanying condensed consolidated statements of operations.

Loan Agreement Conversion Derivative Liability

The Loan Agreement described in Note 7 provides that the Lenders may jointly elect, at any time and from time to time after the closing date and prior to the payment in full of the loans, to convert up to $2.5 million of the principal amount of the Term Loan outstanding into shares of Common Stock (the “Conversion Option”). The conversion price is fixed at 120 % of the Warrant Price, subject to ownership limits and customary conditions.

The Term Loan principal converted is deemed paid and satisfied in full and ceases to accrue interest from and after the conversion date. Any interest accrued and unpaid through the conversion date remains payable in cash unless the parties elect otherwise in writing. Due to its dependency on a pricing term established under a separate freestanding instrument, the Conversion Option fails the indexation criteria of ASC 815-40 and thus, must be bifurcated from the Term Loan. The Company initially recognized the bifurcated conversion feature as a derivative liability, at fair value on the issuance date with an offset recorded as a debt discount within the Term Loan carrying amount, to be amortized to interest expense over the loan term using the effective interest method. The estimated fair value of the Loan Agreement conversion derivative liability at the Loan Agreement Closing Date was $0.9 million based on a binomial lattice model. Such liability is recorded as a liability within Warrant and derivative liabilities in the accompanying condensed consolidated balance sheets.

The Company calculated the fair value of the Conversion Option using the binomial lattice model with the following inputs:

	August 11,	September 30,
	2026	2026
Common stock price	$0.80	$0.79
Conversion price	$1.03	$1.03
Expected term (years)	3.5	3.4
Risk-free interest rate	4.3%	5.0%
Volatility factor	94.4%	90.5%
Dividend yield	-%	-%

The valuation of the warrants and Conversion Option is adjusted to fair value at each subsequent balance sheet date until the instruments are settled. The following table provides a rollforward of the aggregate fair value of the warrant and derivative liability for the nine months ended September 30, 2026 (in thousands):

	2023 Prefunded Warrants	2024 Prefunded Warrants	2025 Prefunded Warrants	Avenue Warrants	Conversion Option	Total Warrants and Derivatives
Warrant and derivative liabilities, December 31, 2025	$2,292	$500	$332	-	-	$3,124
Fair value upon issuance	-	-	-	804	895	1,699
(Gain) loss on revaluation of warrant and derivative liabilities	696	73	48	(16)	(33)	768
Exercised	(1,390)	-	-			(1,390)
Warrant and derivative liabilities, September 30, 2026	$1,598	$573	$380	788	862	$4,201

The following tables set forth by level, within the fair value hierarchy, the liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Prefunded Warrants	$—	$2,551	$—	$2,551
Avenue Warrants	—	—	788	788
Conversion Option	—	—	862	862
Total	$—	$2,551	$1,650	$4,201

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Prefunded Warrants	$—	$3,124	$—	$3,124
Total	$—	$3,124	$—	$3,124

Note 10. Commitments and Contingencies

Cook Biotech License and Supply Agreements

In 2017, Elutia entered into a license agreement, as amended, with Cook Biotech (“Cook”), now owned by Evergen, for an exclusive, worldwide license to the porcine tissue for use in the Company’s Cardiovascular, CanGaroo and EluPro products, subject to certain co-exclusive rights retained by Cook. Along with this license agreement, Elutia entered into a supply agreement whereby Cook would be the exclusive supplier to Elutia of licensed porcine tissue. On October 1, 2025, in connection with the sale of the CIED Business described in Note 2, the Company entered into amendments to both the license (the “Amended License Agreement”) and supply agreements such that the Amended License Agreement removed all products divested with the sale of the CIED Business and includes only the Company’s remaining Cardiovascular products. Both agreements expire on December 31, 2028. Under certain limited circumstances, Elutia has the right to manufacture the licensed product and pay Cook a royalty of 3% of sales of the Elutia-manufactured tissue.  No royalties were due or paid to Cook during the three and nine months ended September 30, 2026 or 2025. The Amended License Agreement includes a final license fee payment of $0.1 million that was paid by the Company in October 2026. The Company, in its sole discretion, can terminate the Amended License Agreement at any time.

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

FiberCel Litigation

As previously disclosed, in June 2021, the Company announced a voluntary recall of a single lot of FiberCel fiber viable bone matrix. Since September 2021, 110 product liability lawsuits or claims have been filed or asserted against the Company involving FiberCel. As of September 30, 2026, three lawsuits or claims are active, 106 have been settled and there is one case where the statute of limitations to file a lawsuit has expired. Of the settled cases, 105 have been fully paid and one has not yet been paid as of September 30, 2026. The unsettled lawsuits allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of FiberCel during orthopedic fusion operations. Such remaining lawsuits were filed in the Superior Court of Marion County, Indiana and the Court of Common Pleas, Philadelphia County. The Company refers to the aforementioned litigation and claim notices collectively as the “FiberCel Litigation.”

Viable Bone Matrix Litigation

As also previously disclosed, in July 2023, the Company announced a voluntary recall of a single lot of a certain viable bone matrix (“VBM”) product and the market withdrawal of all of its VBM products produced after a specified date. Notice of the voluntary recall was issued to centers after the Company learned of post-surgical Mycobacterium tuberculosis (“MTB”) infections in two patients treated with a VBM product from a single donor lot. Prior to release, samples from this specific lot had tested negative for MTB by an independent laboratory using a nucleic acid test that is designed to specifically detect the MTB organism. Based on our discussions with the CDC, the Company believes that a total of 36 patients were treated with product from the single donor lot. Since August 2023, 27 product liability lawsuits have been filed against the Company involving VBM. As of September 30, 2026, seven lawsuits are active, 19 have been settled and one case has been dismissed. Of the settled cases, 18 have been fully paid and one has not yet been paid as of September 30, 2026. Furthermore, there are nine potential claims where the statute of limitations to file a lawsuit has expired. The unsettled lawsuits, which have been filed against Elutia and others, allege that the plaintiffs were exposed to and/or contracted tuberculosis and/or suffered substantial symptoms and complications following the implantation of VBM during orthopedic fusion operations. To date, these lawsuits have been filed in California Superior Court, the United States District Court for the Southern District of California, the United States District Court for the Eastern District of Louisiana, the United States District Court for the Western District of Texas, the United States District Court for the Western District of Michigan, the Circuit Court of the State of Oregon and the United States District Court for the Southern District of New York.  The Company refers to all of the aforementioned litigation, or claim notices, collectively as the “VBM Litigation.”

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

As a result of the settlement, the Company initially recognized a liability in the second quarter of 2026. Such liability totals approximately $1.4 million as of September 30, 2026, representing the present value of the terms of the settlement, of which $0.5 million is recorded in Other current liabilities and $0.9 million is recorded in Other non-current liabilities in the accompanying condensed consolidated balance sheets. The related expense is recorded within Litigation costs, net in the accompanying condensed consolidated statements of operations.

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

Supplier Litigation

In October 2024, a former lab and safety equipment supplier filed a lawsuit in California Superior Court (Contra Costa County) against the Company and two co-defendants.  The complaint alleges breach of contract and related equitable claims based on a 2014 agreement that the supplier claims automatically renewed in 2023 for an 84-month term.  The lawsuit seeks specified damages.  On April 1, 2025, the Company filed an answer denying the allegations in the complaint and asserting affirmative defenses.  The court has set a trial for May 2027. The Company intends to vigorously defend the matter, which is in the discovery phase.  The Company does not consider a loss to be probable or estimable at this time.

Contingent Liability for Legal Proceedings

FiberCel Litigation

Since August 2022, the Company has engaged in a process to negotiate and attempt to resolve the cases in the FiberCel Litigation.  As of September 30, 2026, the Company has a total liability for FiberCel Litigation of $1.2 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets and which comprises the one case where a settlement has been reached but had not yet been paid, and the remaining three cases which have not yet been settled or adjudicated and for which the Company has estimated a probable loss.

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

VBM Litigation

Since June 2023, the Company has also engaged in a process to negotiate and attempt to resolve the cases in the VBM Litigation. In total, through September 30, 2026, settlement agreements have been reached in 19 of the cases and settlement payments of $3.3 million have been made on behalf of Elutia through its insurance coverage.

As of September 30, 2026, the Company has a total liability for VBM Litigation of $2.3 million which is recorded within Contingent Liability for Legal Proceedings in the accompanying condensed consolidated balance sheets. Such liability includes $0.5 million for one case in which a settlement has been reached but had not yet been paid, and the remaining seven cases which have not yet been settled or adjudicated and for which the Company has estimated a probable loss. The expense related to this estimate was recorded within Litigation costs, net in the accompanying condensed consolidated statements of operations, with the entirety of such expense offset by insurance recoveries received or receivable as further described below.

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

Insurance Receivables of Litigation Costs

The Company has purchased insurance coverage that, subject to common contract exclusions, provided coverage for the FiberCel Litigation and VBM Litigation product liability losses as well as legal defense costs. When settlements are reached and/or amounts are recorded in the related Contingent Liability for Legal Proceedings, the Company calculates amounts due to be reimbursed pursuant to the terms of the coverage and related agreements, and pursuant to other indemnity or contribution claims, in respect of product liability losses and related defense costs. The probable amounts of reimbursement or recovery from this calculation are recorded as receivables. The determination that the recorded receivables are probable of collection is based on the terms of agreements reached in respect of indemnity and contribution claims as well as the advice of the Company’s outside legal counsel. These receivables as of September 30, 2026 totaled $2.5 million and are recorded as Insurance Receivables of Litigation Costs in the accompanying condensed consolidated balance sheets.

As of September 30, 2026, all amounts recorded as Insurance Receivables of Litigation Costs relate to the VBM Litigation, and additional insurance remains available to cover the future cost of the VBM Litigation and related defense costs. Conversely, the Company has no more insurance to cover the cost of the FiberCel Litigation and the related defense costs.

As of September 30, 2026, the Company was not a party to, or aware of, any legal matters or claims with material financial exposure, except for the FiberCel Litigation, VBM Litigation, and the matter involving a former supplier. The matters involving Medtronic and Tiger were dismissed with prejudice in July 2026.

Note 11. Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for gains on the revaluation of warrant liability (see Note 9), by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of the Company’s prefunded and Avenue warrants (see Note 9), Conversion Option (see Note 9), outstanding stock options, outstanding RSUs, and shares issuable under the ESPP. The treasury stock method and, with respect to the Conversion Option, the if-converted method, were used to calculate the potential dilutive effect of these common stock equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(6,503)	$(1,044)	$(22,688)	$(11,288)
(Loss) income from discontinued operations	5,218	(2,824)	6,288	(6,123)
Net loss	(1,285)	(3,868)	(16,400)	(17,411)
Less: dilutive gain on revaluation of warrant and derivative liability	(613)	(5,098)	—	(12,518)
Net loss for diluted earnings per share	$(1,898)	$(8,966)	$(16,400)	$(29,929)

Denominator:
Weighted average number of common shares - basic	44,313,491	42,431,314	43,847,094	40,965,925
Effect of dilutive prefunded warrants	3,224,679	4,525,885	-	4,526,346
Weighted average number of common shares - diluted	47,538,170	46,957,199	43,847,094	45,492,271

Net loss from continuing operations per share - basic	$(0.15)	$(0.02)	$(0.52)	$(0.28)
Net loss from continuing operations per share - diluted	$(0.15)	$(0.13)	$(0.52)	$(0.52)
Net (loss) income from discontinued operations per share - basic	$0.12	$(0.07)	$0.14	$(0.15)
Net (loss) income from discontinued operations per share - diluted	$0.11	$(0.06)	$0.14	$(0.13)
Net loss per share - basic	$(0.03)	$(0.09)	$(0.37)	$(0.43)
Net loss per share - diluted	$(0.04)	$(0.19)	$(0.37)	$(0.66)

Certain of the Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	As Of
	September 30,
	2026	2025
Options to purchase common stock	6,634,880	3,531,769
Restricted stock units	411,806	851,356
SWK Warrants	187,969	187,969
Avenue Warrants	1,395,348	—
Conversion Option	2,427,184	—
Total	11,057,187	4,571,094

Note 12. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. With the divestiture of the CIED and SimpliDerm Businesses, the Company has one reportable segment which is focused on developing proprietary drug-eluting biomatrix products for use in surgical reconstruction and related applications. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM uses budget to actual forecasts and loss before provision for income taxes in assessing entity-wide operating results and deciding how to invest in the Company. The CODM is regularly provided with operating results and the Company’s cash position, which are reported on the condensed consolidated statements of operations and condensed consolidated balance sheets, respectively.

The tables below summarize the items included within net loss before provision for income taxes regularly provided to the CODM (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,137	$944	$3,306	$2,007
Cost of goods sold:
Cost of goods sold, excluding intangible asset amortization and stock-based compensation	165	74	489	323
Intangible asset amortization	270	269	810	807
Stock-based compensation	—	103	—	118
Gross profit	702	498	2,007	759
Sales and marketing:
Sales and marketing, excluding stock-based compensation expense	722	656	2,300	1,502
Stock-based compensation expense	34	265	123	387
Total sales and marketing	756	921	2,423	1,889
General and administrative:
General and administrative, excluding stock-based compensation expense	3,094	2,734	9,119	8,364
Stock-based compensation expense	654	771	2,054	2,406
Total general and administrative	3,748	3,505	11,173	10,770
Research and development:
Research and development, excluding stock-based compensation expense	2,805	892	6,958	2,409
Stock-based compensation expense	172	196	519	539
Total research and development	2,977	1,088	7,477	2,948
Litigation costs, net	117	853	2,780	7,429
Other segment items*	(401)	(4,833)	756	(11,013)
Loss before provision for income taxes	$(6,495)	$(1,036)	$(22,602)	$(11,264)

*Other segment items include interest expense and income, gain or loss on revaluation of warrant and derivative liabilities and other income and expense items (as disclosed in the condensed consolidated financial statements).

During the three and nine months ended September 30, 2026 and 2025, the Company did not have any material international product sales, and the Company did not own any long-lived assets outside the United States.

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

On August 17, 2026, Cellution Biologics Inc. purchased substantially all of the assets related to our business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”). Following the sale of the SimpliDerm Business, Elutia continues to market and sell only its proprietary cardiovascular repair portfolio, comprising ProxiCor, VasCure and Tyke. These products are sold directly to healthcare facilities through independent sales agents.

The porcine SIS-ECM for our Cardiovascular products is supplied by Cook Biotech Incorporated (“Cook”), now owned by Evergen, through a long-term supply agreement. Cook is currently our sole source of supply of this tissue, and we cannot guarantee that an interruption in supply will not occur.

In March 2025, we signed a lease for 26,598 square feet of production, laboratory and administrative space in Gaithersburg, Maryland, which now serves as our headquarters and primary operations site. This facility supports administrative functions as well as the development of NXT-41 and NXT-41x and, subject to obtaining the necessary FDA marketing authorizations, is expected to support the commercial production of NXT-41x.

Discontinued Operations – Sale of SimpliDerm Business

On July 16, 2026, the Company entered into an Asset Purchase Agreement (the “SimpliDerm APA”) with Cellution Biologics Inc. (“Cellution”). On August 17, 2026, at the closing of the transactions contemplated by the APA, Cellution purchased from the Company substantially all of the assets related to the Company’s business of commercializing, manufacturing, distributing, selling and/or marketing human acellular dermis (hADM) products for use in the field of breast reconstruction under the SimpliDerm brand (the “SimpliDerm Business”). The assets of the SimpliDerm Business constituted substantially all of the assets held in Elutia’s Women’s Health segment. Cellution only assumed certain liabilities related to performance of the contracts transferred in the SimpliDerm APA.

The SimpliDerm APA provides for aggregate consideration payable to the Company of up to $11 million, consisting of: (i) a base purchase price of $8 million in cash, which was paid at closing less a $0.3 million reduction related to estimated post-closing adjustments for inventory levels (which may change following a definitive post-closing inventory reconciliation); (ii) a contingent payment of up to $2 million, payable upon completion of certain technology transfer and manufacturing transition milestones within an 18-month period following the closing, subject to reduction for sales shortfalls against monthly SimpliDerm sales targets during such transition period; and (iii) contingent payments of up to $1 million, in the aggregate, in the form of earn-out payments, payable for any four of the first five quarters following the SimpliDerm Closing in which SimpliDerm sales exceed a specified quarterly revenue target.

As described in Note 2 to the condensed consolidated financial statements, the sale of the SimpliDerm Business was accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. Consequently, the results of operations from the SimpliDerm Business are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

Prior to the divestiture, we marketed SimpliDerm in the United States through independent sales agents.

Discontinued Operations - Sale of CIED Business

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

The CIED APA provided for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the CIED APA, of up to $88 million in cash, with $80.4 million (which included an inventory adjustment of $0.4 million) that was paid in cash to Elutia at the closing of the transactions, and $8.0 million that was paid to us in October 2026 and had been deposited at the closing of the transactions in escrow for a period of twelve months and was subject to potential reduction in the event of certain post-closing breaches of representations and warranties within the CIED APA by Elutia.

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

Components of Our Results of Operations

Net Sales

We recognize revenue from the sale of our Cardiovascular products. From April 2023 through April 2025, our Cardiovascular products were sold through a distribution agreement with LeMaitre Vascular. In April 2025, this agreement with LeMaitre Vascular terminated, and, in May 2025, we resumed selling these products directly to hospitals and other healthcare facilities through independent sales agents.

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

Cost of Goods Sold

Our cost of goods sold relates to the costs of purchased raw materials and minor finished good conversion costs required for the Cardiovascular products. Cost of goods sold also includes the amortization of intangibles related to the Cardiovascular products generated from the CorMatrix Acquisition in 2017.

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to the sales commissions of our independent sales agents. Additionally, this expense category includes distribution and customer service costs as well as market research, trade show attendance, advertising and public relations related to our products.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation, consulting, legal, human resources, information technology, accounting, insurance (including directors’ and officers’ liability premiums), SEC compliance, and general business expenses.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and fringe benefits, laboratory supplies, clinical studies and outside service costs. Over the last several years, our product development efforts have primarily related to activities associated with the development of EluPro, our initial DEB product offering, which gained FDA clearance in June 2024 and was sold in connection with the divestiture of the CIED Business in October 2025. Since then and in the future, our development efforts and associated internal and external costs have focused on NXT-41, a next-generation biologic matrix, and NXT-41x, which builds on the NXT-41 matrix by incorporating local antibiotic delivery.

Litigation Costs, net

Litigation costs, net consist primarily of legal fees and the estimated and actual costs to resolve the outstanding FiberCel and VBM litigation cases offset by the estimated and actual amounts recoverable or recovered under insurance, indemnity and contribution agreements for such costs. Such expenses also include the FiberCel-related Medtronic litigation, which was dismissed pursuant to the terms of a settlement agreement executed in July 2026. See Note 10 to the condensed consolidated financial statements for further discussion of all litigation proceedings.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026		2025		Change 2025 / 2026
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$1,137	100.0%	$944	100.0%	$193	20.4%
Cost of goods sold	435	38.3%	446	47.2%	(11)	(2.5)%
Gross profit	702	61.7%	498	52.8%	204	41.0%
Sales and marketing	756	66.5%	921	97.6%	(165)	(17.9)%
General and administrative	3,748	329.6%	3,505	371.3%	243	6.9%
Research and development	2,977	261.8%	1,088	115.3%	1,889	173.6%
Litigation costs, net	117	10.3%	853	90.4%	(736)	(86.3)%
Total operating expenses	7,598	668.2%	6,367	674.5%	1,231	19.3%
Loss from operations	(6,896)	(606.5)%	(5,869)	(621.7)%	(1,027)	17.5%
Interest expense, net	278	24.5%	265	28.1%	13	4.9%
Gain on revaluation of warrant and derivative liabilities	(661)	(58.1)%	(5,098)	(540.0)%	4,437	NM
Other (income) expense, net	(18)	(1.6)%	—	—%	(18)	NM
Loss before provision for income taxes	(6,495)	(571.2)%	(1,036)	(109.7)%	(5,459)	526.9%
Income tax expense	8	0.7%	8	0.8%	—	—%
Net income (loss) from continuing operations	(6,503)	(571.9)%	(1,044)	(110.6)%	(5,459)	522.9%
Income (loss) from discontinued operations	5,218	458.9%	(2,824)	(299.2)%	8,042	(284.8)%
Net loss	$(1,285)	(113.0)%	$(3,868)	(409.7)%	$2,583	66.8%

NM = not meaningful

Net Sales

Total net sales were $1.1 million in the three months ended September 30, 2026, an increase of $0.2 million compared to $0.9 million in the three months ended September 30, 2025. The slight increase was generated primarily by the addition of new customers between years.

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Three Months Ended September 30,
	2026		2025
		Gross		Gross	Change 2025 / 2026
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Cost of goods sold, excluding intangible asset amortization	165	85.5%	177	81.3%	(12)	(6.8)%
Intangible asset amortization expense	270	(23.7)%	269	(28.5)%	1	0.4%
Total Cost of Goods Sold	$435	61.7%	$446	52.8%	$(11)	(2.5)%

Total cost of goods sold was unchanged at $0.4 million for the three months ended September 30, 2026 and 2025. Gross margin increased to 61.7% for the three months ended September 30, 2026, from 52.8% for the three months ended September 30, 2025. Excluding intangible asset amortization, gross margin increased to 85.5% from 81.3% during the respective periods. The improvement between years was primarily due to the outsourcing of the final labeling and packaging processes in the fourth quarter of 2025 after the sale of the CIED Business which included our former Roswell production facility.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $0.1 million, or 17.9%, to $0.8 million in the three months ended September 30, 2026 compared to $0.9 million in the three months ended September 30, 2025. As a percentage of sales, sales and marketing expenses decreased to 66.5% in the three months ended September 30, 2026 from 97.6% in the three months ended September 30, 2025. The decrease was largely attributable to a reduction in stock-based compensation between years.

General and Administrative

G&A expenses increased $0.2 million, or 6.9%, to $3.7 million in the three months ended September 30, 2026 compared to $3.5 million in the three months ended September 30, 2025. The slight increase in expense was primarily driven by higher legal and accounting fees in the current year’s quarter.

Research and Development

R&D expenses increased $1.9 million, or 173.6% to $3.0 million in the three months ended September 30, 2026 compared to $1.1 million in the three months ended September 30, 2025. The increase in expense reflects our heightened development activity in the 2026 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic matrices, which in the case of NXT-41x, is combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net decreased to $0.1 million in the three months ended September 30, 2026 compared to $0.9 million in the three months ended September 30, 2025. The decrease in expense was due to significant reductions in our FiberCel activities and related contingent liability fluctuations with nearly all cases having been settled as of September 30, 2026. As of September 30, 2026, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 10 to the condensed consolidated financial statements.

Interest Expense, net

Interest expense, net was $0.3 million in both the three months ended September 30, 2026 and 2025. Interest expense in the current year was comprised largely of the interest on our loan agreement entered into in August 2026 and the interest in the prior year was primarily related to our revenue interest obligation with Ligand.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026		2025		Change 2025 / 2026
		% of Net		% of Net
(in thousands, except percentages)	Amount	Sales	Amount	Sales	$	%
Net sales	$3,306	100.0%	$2,007	100.0%	$1,299	64.7%
Cost of goods sold	1,299	39.3%	1,248	62.2%	51	4.1%
Gross profit	2,007	60.7%	759	37.8%	1,248	164.4%
Sales and marketing	2,423	73.3%	1,889	94.1%	534	28.3%
General and administrative	11,173	338.0%	10,770	536.6%	403	3.7%
Research and development	7,477	226.2%	2,948	146.9%	4,529	153.6%
Litigation costs, net	2,780	84.1%	7,429	370.2%	(4,649)	(62.6)%

Total operating expenses	23,853	721.5%	23,036	1,147.8%	817	3.5%
Loss from operations	(21,846)	(660.8)%	(22,277)	(1,110.0)%	431	1.9%
Interest expense (income), net	135	4.1%	(42)	(2.1)%	177	(421.4)%
Loss (gain) on revaluation of warrant and derivative liabilities	768	23.2%	(12,518)	(623.7)%	13,286	NM
Other (income) expense, net	(147)	(4.4)%	1,547	77.1%	(1,694)	NM
Loss before provision for income taxes	(22,602)	(683.7)%	(11,264)	(561.2)%	(11,338)	100.7%
Income tax expense	86	2.6%	24	1.2%	62	258.3%
Net loss from continuing operations	(22,688)	(686.3)%	(11,288)	(562.4)%	(11,400)	(101.0)%
Income (loss) from discontinued operations	6,288	190.2%	(6,123)	(305.1)%	12,411	(202.7)%
Net loss	$(16,400)	(496.1)%	$(17,411)	(867.5)%	$1,011	5.8%

NM = not meaningful

Net Sales

Total net sales were $3.3 million for the nine months ended September 30, 2026, an increase of $1.3 million, or 64.7%, compared with $2.0 million for the nine months ended September 30, 2025. Our former exclusive distribution agreement with LeMaitre Vascular terminated in April 2025, and we resumed selling these products directly through independent sales agents in May 2025. The sales increases in the nine months ended September 30, 2026 were generated by both volume growth and higher unit prices as such sales are now at end-user pricing versus contracted prices (which are lower than end-user pricing).

Cost of Goods Sold

Cost of goods sold and gross margin percentage information for our products is summarized as follows:

	Nine Months Ended September 30,
	2026		2025
		Gross		Gross	Change 2025 / 2026
(in thousands, except percentages)	Amount	Margin %	Amount	Margin %	$	%
Cost of goods sold, excluding intangible asset amortization	489	85.2%	441	78.0%	48	10.9%
Intangible asset amortization expense	810	(24.5)%	807	(40.2)%	3	0.4%
Total Cost of Goods Sold	$1,299	60.7%	$1,248	37.8%	$51	4.1%

Total cost of goods sold increased $0.1 million to $1.3 million in the nine months ended September 30, 2026 compared to $1.2 million in the nine months ended September 30, 2025. Gross margin was 60.7% in the nine months ended September 30, 2026 compared to 37.8% in the nine months ended September 30, 2025. Gross margin, excluding intangible asset amortization, was 85.2% in the nine months ended September 30, 2026 compared to 78.0% in the nine months ended September 30, 2025. The improvement between years was primarily due to (i) the outsourcing of the final labeling and packaging processes in the fourth quarter of 2025 after the sale of the CIED Business which included our former Roswell production facility and (ii) our resumption, in mid 2025, of selling our products directly to hospitals and other healthcare facilities through our independent sales agents where end user pricing (versus contracted prices with LeMaitre as a distributor) yields higher margins.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $0.5 million, or 28.3%, to $2.4 million in the nine months ended September 30, 2026 compared to $1.9 million in the nine months ended September 30, 2025. As a percentage of sales, sales and marketing expenses decreased to 73.3% in the nine months ended September 30, 2026 from 94.1% in the nine months ended September 30, 2025. The dollar increase and percentage of sales decrease was largely attributable to sales commission expense growth commensurate with the resumption in the direct selling of our products.

General and Administrative

G&A expenses increased $0.4 million, or 3.7%, to $11.2 million in the nine months ended September 30, 2026 compared to $10.8 million in the nine months ended September 30, 2025. The increase in expense was primarily driven by the incremental facility costs associated with our Gaithersburg headquarters to which we moved in May 2025.

Research and Development

R&D expenses increased $4.5 million, or 153.6% to $7.5 million in the nine months ended September 30, 2026 compared to $2.9 million in the nine months ended September 30, 2025. The increase in expense reflects our heightened development activity in the 2026 period as we aggressively pursue the development of NXT-41 and NXT-41x, our next-generation biologic scaffolds, which, in the case of NXT-41x, is combined with local antibiotic delivery.

Litigation Costs, net

Litigation costs, net decreased to $2.8 million in the nine months ended September 30, 2026 compared to $7.4 million in the nine months ended September 30, 2025. The decrease in expense was primarily due to significant reductions in our FiberCel activities and related contingent liability fluctuations with nearly all cases having been settled as of September 30, 2026. As of September 30, 2026, insurance remains available to cover the cost of the VBM Litigation and related defense costs; however, we have no more insurance to cover the cost of the FiberCel Litigation and the related defense costs. See further discussion in Note 10 to the condensed consolidated financial statements.

Interest Expense (Income), net

Interest expense (income), net was interest expense of $0.1 million in the nine months ended September 30, 2026 and interest income of less than $0.1 million in the nine months ended September 30, 2025. The change was primarily due to the interest on our loan agreement entered into in August 2026.

Non-GAAP Financial Measures

This Quarterly Report presents our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2026 and 2025. We calculate gross margin, excluding intangible asset amortization, as gross profit, excluding amortization expense relating to intangible assets we acquired in the CorMatrix Acquisition, divided by net sales. Gross margin, excluding intangible asset amortization, is a supplemental measure of our performance, is not defined by or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), has limitations as an analytical tool and should not be considered in isolation or as an alternative to our GAAP gross margin, gross profit or any other financial performance measure presented in accordance with GAAP. We present gross margin, excluding intangible asset amortization, because we believe that it provides meaningful supplemental information regarding our operating performance by removing the impact of amortization expense, which is not indicative of our overall operating performance. We believe this provides our management and investors with useful information to facilitate period-to-period comparisons of our operating results. Our management uses this metric in assessing the health of our business and our operating performance, and we believe investors’ understanding of our operating performance is similarly enhanced by our presentation of this metric.

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

The following table presents a reconciliation of our gross margin, excluding intangible asset amortization, for the three and nine months ended September 30, 2026 and 2025, to the most directly comparable GAAP financial measure, which is our GAAP gross margin (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,137	$944	$3,306	$2,007
Cost of goods sold	435	446	1,299	1,248
Gross profit	702	498	2,007	759
Intangible asset amortization expense	270	269	810	807
Gross profit, excluding intangible asset amortization	$972	$767	$2,817	$1,566
Gross margin	61.7%	52.8%	60.7%	37.8%
Gross margin, excluding intangible asset amortization	85.5%	81.3%	85.2%	78.0%

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of approximately $29.1 million. Since inception, we have financed our operations primarily through amounts borrowed under our credit facilities, including the recent Term Loan described below, proceeds from our initial public offering (“IPO”), sales of our products and more recently, the sale of our Orthobiologics, CIED and SimpliDerm Businesses and proceeds from follow-on offerings and private placements of our common stock and warrants. Our historical cash outflows have primarily been associated with manufacturing and administrative costs, sales and marketing, research and development, clinical activity, purchase of property and equipment used in our production activities, litigation defense and settlement costs and investing in our commercial infrastructure. We expect to incur operating losses and negative cash flows from operations for the foreseeable future as we advance our development and commercialization of NXT-41 and NXT-41x. Because of the numerous risks and uncertainties associated with our development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. The future viability of Elutia is dependent on our ability to generate cash flows from current or future product sales and/or raise additional capital to finance its operations. We may seek to raise capital through the issuance of common stock or debt such as the offerings described below or pursue asset sales or other transactions, such as the sale of the Orthobiologics, CIED and SimpliDerm Businesses described above.  However, such transactions may not be successful, and we may not be able to raise additional equity, refinance our debt instruments, sell assets or obtain waivers or amendments to our obligations on acceptable terms, or at all.

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

Cash Flows for the Nine Months ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,420)	$(19,996)
Investing activities	7,533	(1,022)
Financing activities	9,630	12,500
Net decrease in cash and cash equivalents	$(7,257)	$(8,518)

Cash Flows From Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $24.4 million compared to $20.0 million for the nine months ended September 30, 2025. The increase was primarily due to payments made on the Ligand revenue interest obligation totaling $3.3 million along with payments in satisfaction of our obligations related to the FiberCel Litigation.

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $7.5 million compared to  cash used in investing activities of $1.0 million for the nine months ended September 30, 2025. The change  was primarily due to proceeds received from the sales of our SimpliDerm and Orthobiologics Businesses in 2026.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $9.6 million compared to $12.5 million for the nine months ended September 30, 2025. The current year’s cash generation was primarily through the new Loan Agreement signed in August 2026 and the prior year’s cash generation was due to the 2025 Registered Offering.

Credit Facilities

General

On August 11, 2026 (the “Loan Agreement Closing Date”), we entered into a loan and security agreement, and supplement to loan and security agreement (collectively, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders (in such capacities, the “Loan Agent”) and as lender (“Avenue 2”), and Avenue Growth Lending Fund III, L.P., as a lender (“Avenue 3”; together with Avenue 2, the “Lenders”), which provides for a senior secured term loan facility of up to $15 million in the aggregate, consisting of (i) an initial term loan of $10 million (the “First Tranche Term Loan”), which was fully funded on the Loan Agreement Closing Date, and (ii) a $5 million delayed draw term loan (the “Second Tranche Term Loan”), which will be made available between May 1, 2027 and September 30, 2027, subject to the clearance by the FDA of our NXT-41x product and satisfaction of certain liquidity conditions (the “Second Tranche Term Loan”, which together with the First Tranche Term Loan, the “Term Loan”).

As of September 30, 2026, we had $10.0 million in aggregate principal amount of indebtedness outstanding under the Term Loan (net of $1.9 million of unamortized debt discount and debt issuance costs).

Interest Rates

The Term Loan bears interest at the greater of (i) 12.25% and (ii) the sum of the Wall Street Journal Prime Rate (as defined in the Loan Agreement) plus 5.50%.

Optional Prepayment

If any portion of the Term Loan is prepaid prior to the maturity date (other than the Amortization Payments), then the Company will pay a prepayment premium with respect to such portion of the Term Loan being prepaid equal to (i) during the first year after the Loan Agreement Closing Date, 3.0% of the principal amount of such portion; (ii) during the second year after the Loan Agreement Closing Date, 2.0% of the principal amount of such portion; and (iii) thereafter but prior to the maturity date, 1.0% of the principal amount of such portion.

Amortization and Final Maturity

The Term Loan matures on March 1, 2030. Interest-only payments on the principal amount outstanding are due monthly beginning with the month the loan was disbursed. Beginning on either (i) February 11, 2028, or (ii) if the Second Tranche Term Loan has been drawn, August 11, 2028, the Company will also be required to repay in equal monthly installments (the “Amortization Payments”) the outstanding principal amount of the Term Loan. In addition, we are required to pay a final payment fee equal to 4% of the amount funded under the Term Loan.

Security

The Loan Agreement is secured by substantially all of our assets.

Covenants and Other Matters

The Loan Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Loan Agent, notice to the Loan Agent upon the occurrence of certain material events, compliance with applicable laws and certain liquidity requirements. The Loan Agreement also contains customary negative covenants, including certain restrictions on our ability to merge and consolidate with other companies, incur indebtedness, pay dividends, redeem our capital stock and grant liens or security interests on assets. The Loan Agreement includes certain customary events of default. If a default occurs and is continuing, we may be required to repay all amounts outstanding under the Loan Agreement. We may use the proceeds of borrowings under the Loan Agreement as working capital and to fund our general business requirements. As of September 30, 2026, we were in compliance with all covenants under the Loan Agreement, including the liquidity requirements.

The Loan Agreement also provides that the Lenders may jointly elect to convert up to $2.5 million of the principal amount of the Term Loan outstanding thereunder into shares of the Company’s common stock (“Common Stock”) at a price per share equal to 120% of the warrant price (see Note 9 to the condensed consolidated financial statements for discussion of the warrants issued in connection with the Loan Agreement).

In addition, the Loan Agreement provides that the Lenders have the right, in their discretion, to invest up to $1.0 million in equity securities on the same terms, conditions and pricing offered by us to any investor in connection with an equity securities offering that occurs after the Loan Agreement Closing Date. The Lenders’ co-invest right terminates upon the repayment in full of all obligations owing under the Loan Agreements and is subject to certain qualifications and limitations as more fully set forth in the Loan Agreement.

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

Ligand Revenue Interest Obligation

We are also a party to a royalty agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) pursuant to which we have incurred a long-term obligation to Ligand (the “Revenue Interest Obligation”). The Revenue Interest Obligation, as amended in January 2024, requires us to pay Ligand 5.0% of future sales of our ProxiCor, Tyke and VasCure products, and substantially similar products through May 31, 2027, subject to annual minimum payments of $4.4 million.

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

Funding Requirements

As of September 30, 2026, we had cash and cash equivalents of approximately $29.1 million, which excludes $8.0 million received by us in October 2026 related to the sale of the CIED Business described in Note 2. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we further expand our product development and clinical and research activities. In addition, we expect to continue to incur significant costs and expenses associated with operating as a public company.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2025 Annual Report, and, during the nine months ended September 30, 2026, except as noted below, there were no material changes to those previously disclosed.

Avenue Warrants

We accounted for the Avenue Warrants (as defined in Note 9 to our accompanying condensed consolidated financial statements) issued in connection with the Loan Agreement in accordance with the guidance contained in ASC 480 and ASC 815. The Avenue Warrants did not meet the criteria for equity treatment and must be recorded as liabilities. As the Avenue Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Avenue Warrants was estimated using a binomial lattice valuation model utilizing assumptions including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. The fair value of the Avenue Warrants is based on significant unobservable inputs, which represent Level 3 fair value measurements within the fair value hierarchy. Determining the fair value of the Avenue Warrants involves certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Loan Agreement Conversion Derivative Liability

We accounted for the conversion feature embedded in the Loan Agreement (the “Conversion Option,” as defined in Note 9 to our accompanying condensed consolidated financial statements) in accordance with the guidance contained in ASC 815. The Conversion Option required bifurcation from the host debt instrument and is recorded as a derivative liability. Accordingly, we recorded the Conversion Option as a derivative liability on the condensed consolidated balance sheet at fair value, with subsequent changes in its fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Conversion Option was estimated using a binomial lattice valuation model utilizing assumptions including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. The fair value of the Conversion Option is based on significant unobservable inputs, which represent Level 3 fair value measurements within the fair value hierarchy. Determining the fair value of the Conversion Option involves certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

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

Interest Rate Risk

As a result of the repayment of our SWK Loan Facility on October 1, 2025 (see “Payoff and Termination of SWK Loan Facility” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), our prior primary exposure to market risk was eliminated. The Term Loan under the Loan Agreement entered into in August 2026 bears interest at a variable rate equal to the greater of (i) 12.25% and (ii) the sum of the Wall Street Journal

Prime Rate plus 5.50%. To the extent the Wall Street Journal Prime Rate exceeds 6.75%, increases in that rate would increase our interest expense under the Term Loan.

Credit Risk

As of September 30, 2026, our cash and cash equivalents were maintained with two financial institutions in the United States. While our deposit accounts are insured up to the legal limit, the balances we maintain may, at times, exceed this insured limit. We believe these financial institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our financial condition, results of operations or cash flows. As we grow our operations, our exposure to foreign currency risk could become more significant.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold or other operating expenses, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation had a material effect on our financial condition or results of operations during the nine months ended September 30, 2026 and 2025. We cannot assure you, however, that we will be able to increase the selling prices of our products or reduce our operating expenses in an amount sufficient to offset the effects future inflationary pressures may have on our gross margin. Accordingly, we cannot assure you that our financial condition and results of operations will not be materially impacted by inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, as supplemented in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Except as set forth below, there have been no material changes in our risk factors from those included in our 2025 Annual Report, as supplemented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. The risk factors set forth below should be read together with the risk factors described in such reports.

Our Loan Agreement with Avenue contains restrictive covenants and other obligations that may limit our flexibility in operating our business, and if we fail to comply with them, the Lenders could accelerate our indebtedness and foreclose on substantially all of our assets. We may also be unable to draw the Second Tranche Term Loan.

On August 11, 2026, we entered into the Loan Agreement, which provides for a senior secured term loan facility of up to $15.0 million, of which $10.0 million was funded on the closing date. Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. The Term Loan bears interest at a variable rate equal to the greater of (i) 12.25% and (ii) the Wall Street Journal Prime Rate plus 5.50%. Monthly interest-only payments are due until February 11, 2028 (or August 11, 2028, if the Second Tranche Term Loan is drawn), after which we must repay the principal in equal monthly installments through maturity on March 1, 2030. We must also pay a final payment fee equal to 4% of the Term Loan funded, and a prepayment premium of up to 3.0% if we prepay the Term Loan before maturity. Servicing this indebtedness will require a significant portion of our cash, and increases in the prime rate would increase our interest expense.

The Loan Agreement contains affirmative covenants, including certain liquidity requirements, and negative covenants that restrict our ability to, among other things, merge or consolidate with other companies, incur additional indebtedness, pay dividends, redeem our capital stock and grant liens on our assets. These restrictions may limit our ability to pursue financing, strategic or other transactions that we believe would be in our best interests. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants, or the occurrence of another event of default, could result in the acceleration of all amounts outstanding under the Loan Agreement and the exercise by the Loan Agent of remedies against our assets, which would have a material adverse effect on our business and could force us to curtail or cease operations. In addition, the $5.0 million Second Tranche Term Loan is available only between May 1, 2027 and September 30, 2027 and is subject to the satisfaction of certain regulatory approvals and liquidity conditions, which we may not satisfy. These obligations come on top of our remaining payment obligations under the Ligand Revenue Interest Obligation, which expires on May 31, 2027 and was recorded entirely as a current liability of $4.3 million as of September 30, 2026, and our payment obligations under the Medtronic settlement.

The Avenue Warrants, the Lenders’ conversion and co-investment rights and our outstanding prefunded warrants may result in dilution to our stockholders and could make future financings more difficult. Changes in the fair value of our warrant and derivative liabilities may cause significant volatility in our reported results.

In connection with the Loan Agreement, we issued the Avenue Warrants to purchase 1,395,348 shares of our Class A common stock. Their exercise price is the lower of $0.86 per share or the lowest effective price per share paid in cash by third-party investors in any bona fide offering of our common stock (or instruments exercisable for or convertible into common stock) completed before December 31, 2026, subject to certain exceptions. The number of shares is also subject to adjustment in the event of a dilutive financing before December 31, 2026. The Lenders may also elect to convert up to $2.5 million of the principal amount of the Term Loan into shares of our Class A common stock at 120% of the Warrant Price, and they have the right to invest up to $1.0 million in our future equity offerings. In addition, as of September 30, 2026, prefunded warrants to purchase an aggregate of 3,228,326 shares of our Class A common stock were outstanding. The exercise of these warrants and the exercise of the conversion right would dilute our existing stockholders, and the down-round features of the Avenue Warrants could make it more difficult or costly to raise equity capital. Sales in the public market of shares issued on exercise or conversion, or the perception that such sales may occur, could depress the market price of our Class A common stock.

Because the Avenue Warrants, the Conversion Option and our prefunded warrants are classified as liabilities and remeasured to fair value at each reporting date, changes in the price of our Class A common stock and other valuation inputs can cause significant non-cash gains or losses in our statements of operations. For example, we recognized a gain on revaluation of warrant and derivative liabilities of $0.7 million for the three months ended September 30, 2026 and a loss of $0.8 million for the nine months ended September 30, 2026, compared to gains of $5.1 million and $12.5 million for the corresponding periods of 2025. These fluctuations may make our results difficult to compare between periods and may not reflect our operating performance.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2026, in connection with our entry into the Loan Agreement, we issued to the Lenders the Avenue Warrants to purchase an aggregate of 1,395,348 shares of our Class A common stock. The Avenue Warrants have an exercise price equal to the Warrant Price (the lower of $0.86 per share or the lowest effective price per share paid in cash in certain offerings of our common stock completed before December 31, 2026), are exercisable immediately, and expire on August 31, 2031, each as described in Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. The Avenue Warrants were issued as additional consideration for the Term Loan, and we received no separate cash proceeds for them. The Loan Agreement also permits the Lenders to convert up to $2.5 million of the principal amount of the Term Loan into shares of our Class A common stock at a price per share equal to 120% of the Warrant Price. The Avenue Warrants and the conversion right were, and any shares issuable upon exercise or conversion will be, issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering, based on, among other things, representations of the Lenders that they are accredited investors acquiring the Avenue Warrants for investment for their own accounts and not with a view to any distribution thereof.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.             Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated September 17, 2023, by and among Elutia Inc., Berkeley Biologics, LLC, and GNI Group, Ltd. (solely with respect to Section 11.18)	8-K	001-39577	10.1	9/19/2023

3.1a	Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	10/13/2020

3.1b	Certificate of Amendment to the Restated Certificate of Incorporation of Elutia Inc.	8-K	001-39577	3.1	09/07/2023

3.2	Amended and Restated Bylaws of Elutia Inc.	8-K	001-39577	3.2	10/13/2020

4.1	Second Amended and Restated Investor Rights Agreement, dated as of September 14, 2020, among the Registrant and the investors named therein	S-1	333-248788	4.1	09/14/2020

4.2	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-248788	4.2	09/14/2020

4.3	Specimen stock certificate evidencing the shares of Class B common stock	S-1/A	333-248788	4.3	09/30/2020

4.4	Warrant to Purchase Stock, issued on August 10, 2022, by Elutia Inc. to SWK Funding LLC	8-K	001-39577	4.1	8/15/2022

4.5	Form of Common Warrant	8-K	001-39577	4.1	9/21/2023

4.6	2023 Form of Prefunded Warrant	8-K	001-39577	4.2	9/21/2023

4.7	Registration Rights Agreement, dated September 21, 2023, by and among Elutia Inc. and the Investors named therein	8-K	001-39577	10.2	9/21/2023

4.8	2024 Form of Prefunded Warrant	8-K	001-39577	4.1	6/18/2024

4.9	2025 Form of Prefunded Warrant	8-K	001-39577	4.1	2/4/2025

4.10	Warrant to Purchase Shares of Stock of Elutia Inc., issued on August 11, 2026, by Elutia Inc. to Avenue Growth Lending Fund III, L.P.	10-Q	001-39577	4.10	8/14/2026

4.11	Warrant to Purchase Shares of Stock of Elutia Inc., issued on August 11, 2026, by Elutia Inc. to Avenue Venture Opportunities Fund II, L.P.	10-Q	001-39577	4.11	8/14/2026

10.45	First Amendment to Elutia Inc. Amended and Restated 2020 Incentive Award Plan	Proxy Statement	001-39577	Annex A	4/22/2026

10.46	Asset Purchase Agreement, dated July 16, 2026, by and between Cellution Biologics Inc. and Elutia Inc. #†	8-K	001-39577	10.1	7/20/2026

10.47	Loan and Security Agreement, dated August 11, 2026, by and among Elutia Inc., Elutia Med LLC, Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P. #†	10-Q	001-39577	10.47	8/14/2026

10.48	Supplement to Loan and Security Agreement, dated August 11, 2026, by and between Elutia Inc., Elutia Med LLC, Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P. #†	10-Q	001-39577	10.48	8/14/2026

10.49	First Amendment to Loan Documents, dated August 17, 2026, by and between Elutia Inc., Elutia Med LLC, Avenue Venture Opportunities Fund II, L.P. and Avenue Growth Lending Fund III, L.P. #†					*

10.50	First Amendment to Asset Purchase Agreement, dated August 14, 2026, by and between Cellution Biologics Inc. and Elutia Inc. #†					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

ELUTIA INC.

Date: November 10, 2026	By:	/s/ C. Randal Mills, Ph.D.
C. Randal Mills, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2026	By:	/s/ Matthew Ferguson
Matthew Ferguson
Chief Financial Officer
(principal financial officer and principal accounting officer)